Form 10QSB
period 2007-09-30
GREEN MOUNTAIN RECOVERY, INC.
filed 2007-11-13
CIK 1407591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 144982

GREEN MOUNTAIN RECOVERY, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	26-0252191
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39 Broadway Suite 1601 New York, New York 10006 (Address of principal executive offices)

(212) 363-7500
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  *  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of November 9, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Initial Exchange Act filing since Registration Statement (File No.: 333-144982) was declared effective on August 13, 2007

GREEN MOUNTAIN RECOVERY, INC.

Page
Number
PARPART I - Financial Information

Item Item 1 - Financial Information:

Balance Sheet as of September 30, 2007	3

Statements of Operations for the Three Months ended September 30, 2007	4

Statements of Cash Flows for the Three Months ended September 30, 2007	5

Notes to the Financial Statements	6

Item Item 2. - Management’s Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	14

PARPART II. – Other Information (Items 1-6)	15

Item 1 Financial Information

GREEN MOUNTAIN RECOVERY, INC.

Balance Sheet

September 30, 2007

(Unaudited)

ASSETS

Current Assets:
Cash	$3,669
Purchased accounts receivable	9,726
TOTAL ASSETS	$13,395

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$12,855

Stockholders' Equity:
Preferred stock: $0.0001 par value;, 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock: $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	2,500
Additional paid-in capital	40,400
Accumulated deficit	(42,360)
Total stockholders’ equity	540

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,395

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Statements of Operations

For the Three Months Ended September 30, 2007

(Unaudited)

Operating Expenses:
Professional fees	$1,500
General and administrative	2,503
Total operating expenses	4,003

Loss before income taxes	(4,003)

Provision for income taxes	-

Net loss	$(4,003)

Net loss per common share – basic and diluted	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	2,500,000

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Statements of Cash Flows

 For the Three Months Ended September 30, 2007

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,003)
Adjustments to reconcile net loss to net
cash used in operating activities:
Decrease in purchased accounts receivable	275
Increase in accounts payable and accrued expenses	1,983
Net Cash Used in Operating Activities	(1,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions to capital	1,800
Net Cash Provided by Financing Activities	1,800

INCREASE IN CASH	55

CASH AT BEGINNING OF PERIOD	3,614
CASH AT END OF PERIOD	$3,669

SUPPLEMENTAL SCHEDULE OF
CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Notes to the Financial Statements

September 30, 2007

(Unaudited)

NOTE 1 -ORGANIZATION

Green Mountain Recovery, Inc. (“GMR” or the “Company”) was incorporated in the State of Delaware on May 17, 2007. The Company provides accounts receivable management and collection for purchased portfolios of receivables that have been charged off by their original holders. The Company focuses on charged-off credit card receivables. The portfolios are purchased at a discount to their face value, and then the Company generally uses third party collection agencies to maximize the recovery on these receivables.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2, which was declared effective on August 13, 2007.

Use of e stimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2007.

Recently issued a ccounting s tandards

On September 15, 2006, the Financial Accounting Standards Board (“ FASB ”) issued SFAS No. 157 “ Fair Value Measurements ” ( “ SFAS No. 157 ” ).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158 “ Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) ” (SFAS No. 158).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “ The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 ” ( “ SFAS No. 159 ” ). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2007, the Company has no revenues, has incurred losses since inception and has an accumulated deficit of $42,360.

While the Company is attempting to generate revenues, the Company’s cash position may not be significant enough to support the Company’s on going operations.  Management may raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Plan of Operation

Over the next twelve months, we intend on generating revenues by purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators.  Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, retail merchants and utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount.

Our primary source of revenue is derived from cash collections on our purchased charged-off receivables portfolios. Since the credit originator, and in most cases other collection companies, have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to face value.

We will generally use unaffiliated third parties, primarily attorneys and other collection agencies, to collect account balances on our behalf.  The cash flows generated by the collections on our purchased receivable portfolios are the primary driver of our business. We record the gross proceeds received by third party collection agencies and attorneys as cash collections. We monitor the collections on our charged-off receivables portfolios, as well as the collections by our collectors. This data will help us evaluate our collection performance and collection strategies, test and refine our purchasing methodologies and improve collector productivity.

From time to time, we may sell previously acquired charged-off consumer receivables to third parties, retaining no claims to any of the subsequent collections. When we sell receivables prior to attempting any collection efforts, we record a gain or loss on sale by comparing the price paid for the receivables to the price received from the purchaser. If we sell receivables out of a portfolio that has received collections, we determine the basis of the sold receivables by using the pro rata share of the face amount sold to the current carrying value of the portfolio and then record the gain or the loss on sale by comparing the basis of the sold receivable to the price received from the purchaser.

On June 20, 2007, we purchased a portfolio of charged-off receivable having an aggregate face value of $877,266.67 and a total value, including accrued interest, of $1,270,323.33 (the “Portfolio”).  The price we paid for the Portfolio was 1.14% of face value. On June 21, 2007, we placed the Portfolio with Investors Portfolio Management Services, LLC (“IPMS”) that will manage the third-party collection agencies that will collect the Portfolio.  IPMS retains 45% of all collected receivables of which 40% is used to compensate the third-party collection agencies and 5% is used to compensate IPMS for their services.   On June 20, 2007, we entered into an agreement with RB Consulting, LLC in which RB Consulting agreed to purchase the portion of the Portfolio that remains uncollected after 180 days at a rate of 50 basis points of face value.

As of September 30, 2007, a total of $500 was collected on the Portfolio and, after the fees retained by IPMS and the third-party collection agencies, we received revenues of $275.00.

We continue to look for portfolios of charged-off receivables to purchase that meet our criteria. Prices for charged-off accounts receivable portfolios have increased over the past 12 months and prices appear to be relatively high at the current time.  Although we cannot give any assurances that prices will stabilize, we are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

We do not have sufficient resources to fully realize our business potential .. As of September 30, 2007 we had approximately $3,669 in cash. We expect to require approximately $100,000 to fund operations over the next twelve months including general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officers will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for operations will have a severe negative impact on our ability to remain a viable company.

Critical Accounting Principles

Purchased Accounts Receivable:

The Company applies American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality.

The Company uses all available information to forecast the cash flows of its purchased accounts receivable including, but not limited to, credit scores of the underlying debtors, seller’s credit policies, and location of the debtor.

The Company acquired the accounts receivable in a portfolio that was recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed, unless replaced, returned or sold. All acquired accounts receivable have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts receivable, and the amount paid for a portfolio of accounts receivable reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to each loan’s contractual terms. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition). The Company determines the nonaccretable difference, or the excess of the portfolio’s contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount represents accretable yield, or the excess of the portfolio’s cash flows expected to be collected over the amount paid, and is accreted into earnings over the remaining life of the portfolio.

At acquisition, the Company derives an internal rate of return (“IRR”) based on the expected monthly collections over the estimated economic life of the portfolio of accounts receivable compared to the original purchase price. Collections on the portfolios are allocated to revenue and principal reduction based on the estimated IRR for each accounts receivable. Revenue on purchased accounts receivable is recorded monthly based on applying the effective IRR for the quarter to its carrying value. Over the life of a portfolio, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its portfolio determined using the effective interest rates has decreased, and if so, records an expense to establish a valuation allowance to maintain the original IRR established at acquisition. Any increase in actual or estimated cash flows expected to be collected is first used to reverse any existing valuation allowance for that portfolio, or aggregation of portfolios, and any remaining increases in cash flows are recognized prospectively through an increase in the IRR. The updated IRR then becomes the new benchmark for subsequent valuation allowance testing.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “ Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ” (“FIN No. 48). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109 “ Accounting for Income Taxes ” .. FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “ Fair Value Measurements ” ( “S FAS No. 157 ” ). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company does not anticipate that the adoption of SAB No. 108 will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158 “ Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) ” (SFAS No. 158).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159 “ The Fair Value Option for Financial Assets and Financial Liabilities ” ( “ SFAS No. 159 ” ). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108 “ Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ” ( “ SAB No. 108 ” ). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer

31.2	Section 302 Certification Of Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 –Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN MOUNTAIN RECOVERY, INC.

(Registrant)

/s/ Joseph Levi

Joseph Levi

Title: President and Chief Executive Officer

November 13, 2007

/s/ Eduard Korsinsky

Eduard Korsinsky

Title: Secretary and Chief Financial Officer

November 13, 2007