Form 10KSB
period 2007-12-31
GREEN MOUNTAIN RECOVERY, INC.
filed 2008-03-31
CIK 1407591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☐ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

☒ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from July 1, 2007 to December 31, 2007

Commission File Number 333-144982

GREEN MOUNTAIN RECOVERY, INC.
(Name of small business issuer in its charter)

Delaware	26-025191
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

39 Broadway, Suite 1601 New York, New York	10006
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (212) 363-7500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

The issuer's revenue for its most recent fiscal year was  $0.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007 was 2,500,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, OMGU’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,   "believes,"    "expects," "intends,"    "plans,"    "anticipates,"    "estimates"  and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development and Summary

Green Mountain Recovery, Inc. was incorporated under the laws of the State of Delaware on May 17, 2007. We have not generated any revenue to date We currently have no employees other than our CEO and CFO who are also our only board members.

The Company acquires, manages and collects portfolios of consumer receivables for its own account. These portfolios generally consist of charged-off receivables that we acquire at a significant discount to the total amounts actually owed by the debtors. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow offers us an adequate return on our investment after servicing expenses. After purchasing a portfolio, we actively monitor its performance and review and adjust our collection and servicing strategies accordingly.   To date, we have acquired one portfolio with a face principal amount of $877,267.67.

We may purchase receivables through privately negotiated direct sales, brokered transactions and auctions in which sellers of receivables seek bids from several debt purchasers. These receivables consist primarily of charged-off credit card accounts but may include other types of charged-off receivables. We pursue acquisitions of consumer receivable portfolios on an ongoing basis through our relationships with industry participants, collection agencies and brokers who specialize in the sale of consumer receivable portfolios.  Prior to purchasing a consumer receivable portfolio, we analyze the portfolio to determine the strategy that will best maximize collections in a cost efficient manner.

We typically outsource our collections activities to third-party collection agencies. Once a group of receivables is sent to a third-party collection agency, we actively monitor and review the third-party collection agencies’ performance on an ongoing basis. Based on collection performance, we may either move certain receivables from one third-party collection agency to another if we anticipate that this will result in an increase in collections.  In some situations, we may outsource further collections to attorneys that use a legal strategy to collect the debt.  In order to maximize returns, we may also decide to sell all or part of a portfolio to a broker, collection agency or other entity interested in purchasing charged-off receivables.

We may acquire portfolios through a combination of internally generated cash flow and debt. We may also partner with other entities to purchase a large portfolio acquisition in which we share in the income generated from the collections on the portfolio.

Our offices are currently located at 39 Broadway, New York, New York. Our telephone number is (212)363-7500.

 Business of Issuer

Overview

The Company acquires, manages and collects portfolios of consumer receivables for its own account. These portfolios generally consist of charged-off receivables that we acquire at a significant discount to the total amounts actually owed by the debtors. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow offers us an adequate return on our investment after servicing expenses. After purchasing a portfolio, we actively monitor its performance and review and adjust our collection and servicing strategies accordingly.

We may purchase receivables through privately negotiated direct sales, brokered transactions and auctions in which sellers of receivables seek bids from several debt purchasers. These receivables consist primarily of charged-off credit card accounts but may include other types of charged-off receivables. We pursue acquisitions of consumer receivable portfolios on an ongoing basis through our relationships with industry participants, collection agencies and brokers who specialize in the sale of consumer receivable portfolios.  Prior to purchasing a consumer receivable portfolio, we analyze the portfolio to determine the strategy that will best maximize collections in a cost efficient manner.

We typically outsource our collections activities to third-party collection agencies. Once a group of receivables is sent to a third-party collection agency, we actively monitor and review the third-party collection agencies’ performance on an ongoing basis. Based on collection performance, we may either move certain receivables from one third-party collection agency to another if we anticipate that this will result in an increase in collections.  In some situations, we may outsource further collections to attorneys that use a legal strategy to collect the debt.  In order to maximize returns, we may also decide to sell all or part of a portfolio to a broker, collection agency or other entity interested in purchasing charged-off receivables.

We may acquire portfolios through a combination of internally generated cash flow and debt. We may also partner with other entities to purchase a large portfolio acquisition in which we share in the income generated from the collections on the portfolio.

Industry Overview

Historically, credit originators have sought to limit credit losses either through using internal collection efforts with their own personnel or outsourcing collection activities to accounts receivable management providers. Credit originators that have outsourced the collection of defaulted receivables have typically remained committed to third-party providers as a result of the perceived economic benefit of outsourcing and the resources required to reestablish the infrastructure required to support in-house collection efforts. Credit originators’ outsourced solutions include selling their defaulted receivables for immediate cash proceeds and placing defaulted receivables with an outsourced provider on a contingent fee basis while retaining ownership of the receivables.

In the event that a credit originator sells receivables to an accounts receivables management company, the credit originator receives immediate cash proceeds and eliminates the related fixed and variable costs associated with internal recovery operations. Credit originators have developed a variety of processes through which to sell their receivables. Some credit originators pursue an auction-type sales approach in which they obtain bids for specified portfolios from competing parties. Receivables are also sold in privately negotiated transactions between the credit originator and a purchaser. In addition, many credit originators enter into forward flow contracts. Forward flow contracts commit a credit originator to sell, and purchasers to acquire, a steady flow of defaulted consumer receivables periodically over a specified period of time for a fixed percentage of the face amount of the receivables.

According to the U.S. Federal Reserve Board, consumer credit increased from $1.2 trillion at December 31, 1997 to $2.3 trillion at July 31, 2006.  Over $110 billion in face value of debt was purchased in the United States in 2005.  The vast majority of purchased debt has been charged–off credit card receivables which accounted for 90 percent of the face value of debt purchased in 2005. As the debt purchasing market matures, other companies, such as telecommunications providers, hospitals, physician groups and other businesses have begun to sell their nonperforming accounts.

Third–party debt collectors returned $39.3 billion to the U.S. economy in 2005 which represented a 22% reduction in private sector bad debt for the year. U.S. collection agencies earned $12.1 billion in 2005. There are approximately 6,500 collection agencies operating the United States.  Most of these collections companies are small, privately-owned companies that collect for others for a contingent fee. Counting creditors’ in–house collectors, the accounts receivable management industry employs 456,000 collectors and is expected to add 18 to 26 percent to staffing roles between 2004 and 2014.

The receivables management industry is growing rapidly, driven by increasing levels of consumer debt, higher default rates, and increasing use of third-party providers by credit originators to collect their defaulted receivables. We believe that as a result of the difficulty in collecting these receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell portfolios of charged-off receivables.  The accounts receivable management industry services credit originators including banks, healthcare providers, utilities, telecommunications providers, consumer finance companies, retail businesses and auto lenders, among others.

In recent years, the accounts receivable management industry has increased its use of technology in order to operate more effectively and leading companies utilize proprietary databases and portfolio evaluation programs, automated predictive dialers, automated call distributors and computerized skip-tracing capabilities. We expect the increasing importance of technology and the associated increased capital requirements to cause challenges for many smaller participants lacking the required capital and management resources to implement and effectively utilize such technology to compete effectively and to continue to maintain regulatory standards.

Our Strategy

Our primary objective is to grow our business by identifying, evaluating, pricing and acquiring consumer receivable portfolios and maximizing collections of such receivables in a cost efficient manner. Our strategy includes using strategic relationships to identify and acquire consumer receivable portfolios; managing the collection and servicing of our consumer receivables by outsourcing those activities to maintain low fixed overhead; selling accounts when our efforts have been exhausted or when we can capitalize on favorable market prices; and expanding our business through the purchase of consumer receivables from new sources and consisting of different asset classes.

Portfolio Acquisitions

We will purchase discrete pools of consumer receivables from a variety of debt sellers as well as from collection agencies and through debt brokers. We have established certain relationships that allow us to purchase portfolios directly through negotiated transactions and we also participate in the auction-style purchase processes.  The receivables we purchase primarily consist of charged-off credit card accounts and other charged-off consumer loans.  We may also purchase other types debt such as auto deficiencies, non-performing healthcare receivables, payday loans or student loans. As a part of our strategy to acquire consumer receivable portfolios, we may partner with another entity to purchase a portfolio in which we then share the collections returns associated with such portfolio.

We will acquire these consumer receivable portfolios at a significant discount to the total amounts actually owed by the debtors. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow resulting from collection efforts provides us an adequate return on our investment after servicing expenses. After purchasing a portfolio, we actively monitor its performance and review and adjust our collection strategy in an effort to maximize returns.

The consumer receivables we purchase includes a diverse set of accounts that can be categorized by asset type, age and size of account, level of previous collection efforts and geography. To identify attractive buying opportunities, we contact known and prospective sellers of defaulted consumer receivables. In a typical sale transaction, a debt owner distributes a computer data file containing ten to fifteen basic data fields on each receivables account in the portfolio offered for sale. Such fields typically include the consumer’s name, address, outstanding balance, date of charge-off, date of last payment and the date the account was opened. We perform our due diligence on the portfolio by performing quantitative analysis on the data file to determine the estimated cash flows resulting from collecting on the portfolio over certain periods of time.  The analysis includes evaluating many different variables associated with the portfolio that may include: the number of collection agencies previously attempting to collect the accounts in the portfolio, the average balance of the receivables; the age of the receivables, past history of performance of similar assets; number of days since charge-off, payments made since charge-off, the credit originator and their credit guidelines, the locations of the debtors, assets found within portfolios and the ability to obtain customer statements from the original issuer.

We may also use certain proprietary modeling tools that analyze use demographic and marketing data to determine the collectibility of each account.  We use the total projected collectibility value, expenses and resale value to determine an appropriate purchase price.  We also record the demographic, revenue and expense data of each portfolio that we have acquired to refine the underwriting models that we use to price future portfolio purchases.   In addition, we estimate the projected expenses associated with collecting a particular portfolio and also estimate the value of any portions of the portfolio that remain uncollected in order to arrive at an appropriate price for the portfolio.

Collection of Receivables

We use third-party collection agencies to service the portfolios that we purchase. We determine the appropriate third-party collection agency based on the type of receivables purchased and the track record of the collection agency collecting that type of receivables. Once a group of receivables is sent to a third-party collection agency, we will actively monitor and review the third-party collection agencies’ performance on an ongoing basis. Based on the performance, we may transfer certain receivables from one third-party collection agency to another if we believe that such transfer will result in an increase in collections.  We work accounts we deem collectible over an extended period of time to improve our return on investment. For certain accounts where the debtor appears to have the ability, but is unwilling to pay, we may decide to refer such accounts to lawyers that specialize in collection matters, paying them a contingency fee on amounts collected. At any time in the collection process we may determine that our returns will be maximized by selling the remaining uncollected portion of a particular portfolio to a debt buyer, broker collection agency or other entity.  By applying these multiple collection processes in a systematic manner, we believe that we will increased our collection effectiveness and reduce our total operating expense per dollar collected.

Competition

The consumer credit recovery industry is highly competitive and fragmented. We compete with a wide range of collection companies and financial services companies which may have substantially greater personnel and financial resources than we do. We also compete with traditional contingency agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivables portfolios, as well as the availability and cost of qualified recovery personnel. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivables portfolios, have continued to diversify into third party agency collections and into offering credit card and other financial services as part of their recovery strategy.

When purchasing receivables, we compete primarily on the basis of the price paid for receivables portfolios and our ability to be a reliable buyer of prospective portfolios.  There continues to be consolidation of issuers of credit cards which have been a principal source of receivable purchases. This consolidation has limited the sellers in the market and has correspondingly given the remaining sellers increasing market strength in the price and terms of the sale of credit card accounts.

In recent years, the accounts receivable management industry has increased its use of technology in order to operate more effectively and leading companies utilize proprietary databases and portfolio evaluation programs, automated predictive dialers, automated call distributors and computerized skip-tracing capabilities. We expect the increasing importance of technology and the associated increased capital requirements to cause challenges for many smaller participants lacking the required capital and management resources to implement and effectively utilize such technology to compete effectively and to continue to maintain regulatory standards.

We do not have sufficient capital to operate our business and will require additional funding to sustain operations through the next twelve months. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Government Regulation

Federal and state statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable federal laws and comparable state statutes in all of our recovery activities, even in circumstances in which we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us in the event and to the extent that they apply to some or all of our recovery activities. Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and debtors, and the relationship between customers and credit card issuers. Significant federal laws and regulations applicable to our business as a debt collector include The Fair Debt Collections Practices Act (the “FDCPA”) and comparable state statutes that establish specific guidelines and procedures, which debt collectors must follow when communicating with customers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities, even though we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. In addition to the FDCPA, significant federal laws applicable to our business include the following: Truth-In-Lending Act, Fair Credit Billing Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Electronic Funds Transfer Act, U.S. Bankruptcy Code, Gramm-Leach-Bliley Act and Regulations that relate to these Acts.

Additionally, there may be comparable statutes in those states in which customers reside or in which the originating institutions are located. State laws may also limit the interest rate and the fees that a credit card issuer may impose on its customers, and also limit the time in which we may file legal actions to enforce consumer accounts.

The relationship between a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we are not a credit card issuer, these laws affect some of our operations because the majority of our receivables were originated through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles, and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the customers that would reduce or eliminate their obligations under their receivables, and have a possible material adverse effect on us. When we acquire receivables, we generally require the originating institution to contractually indemnify us against losses caused by its failure to comply with applicable statutes, rules, and regulations relating to the receivables before they are sold to us.

Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against us, or may limit our liability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account.

Recently enacted state and federal laws concerning identity theft, privacy, the use of automated dialing equipment and other consumer protection laws impose requirements or restrictions on collection methods or our ability to enforce and recover certain debts. These requirements or restrictions could adversely affect our ability to enforce the receivables.

The laws described above, among others, as well as any new laws, rules or regulations, may adversely affect our ability to recover amounts owing with respect to the receivables.

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by Joseph Levi, our President and Chief Executive Officer, and Eduard Korsinsky our Chief Financial Officer, Secretary, and Director, at no salary.   Mr. Levi and Mr. Korsinsky have agreed to the deferment of their salary until such time that sufficient funds are available.  Our collection activities are staffed by independent contractors.

Risk Factors Relating to Our Business

We may not be able to collect sufficient amounts on our defaulted consumer receivables to fund our operations

Our business consists of acquiring and servicing receivables that consumers have failed to pay and that the credit originator has deemed uncollectible and has charged-off. The credit originators generally make numerous attempts to recover on their defaulted consumer receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These defaulted consumer receivables are difficult to collect and we may not collect a sufficient amount to cover our investment associated with purchasing the defaulted consumer receivables and the costs of running our business.

In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, we cannot guarantee that any of such sellers will be able to meet their obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated, our ability to satisfy our obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

We may not be able to purchase defaulted consumer receivables at favorable prices, and a decrease in our ability to purchase portfolios of receivables could adversely affect our ability to generate revenue

Our ability to operate profitably depends upon the continued availability of receivable portfolios which meet our purchasing standards and are cost-effective based upon projected collections exceeding our acquisition costs. The market for acquiring receivable portfolios is becoming more competitive. Recently, our industry has attracted a large amount of investment capital. With this inflow of capital, we have seen a significant increase in the pricing of portfolios to levels that we believe will generate reduced returns on investment. With this increase in market competition, the purchase price of portfolios has increased, and the ratio of collections to acquisition costs can be expected to decrease, which would negatively affect our results of operations.

In addition to the competitive factors discussed above, the availability of consumer receivable portfolios at favorable prices and on favorable terms depends on a number of factors, within and outside of our control, including:

•

the continuation of the current growth and charge-off trends in consumer debt;

•

the continued sale of receivable portfolios by originating institutions;

•

our ability to develop and maintain long-term relationships with portfolio sellers;

•

our ability to obtain adequate data from portfolio sellers to appropriately evaluate the collectibility of, and estimate the value of, portfolios; and

•

changes in laws and regulations governing consumer lending.

Because of the length of time involved in collecting defaulted consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.  Furthermore, heightened regulation of the credit card and consumer lending industry may result in decreased availability of credit to consumers, potentially leading to a future reduction in defaulted consumer receivables available for purchase from credit originators. We cannot predict how our ability to identify and purchase receivables and the quality of those receivables would be affected if there is a shift in consumer lending practices, whether caused by changes in the regulations or accounting practices applicable to credit originators, a sustained economic downturn or otherwise.

Ultimately, if we are unable to continually purchase and collect on a sufficient volume of receivables to generate cash collections that exceed our costs, our business will be materially adversely affected.

We may rely on third parties to locate, identify and evaluate consumer receivable portfolios available for purchase.

We may rely on third parties, including brokers, to identify consumer receivable portfolios and, in some instances, to assist us in our evaluation and purchase of these portfolios. As a result, if such third parties fail to identify receivable portfolios or if our relationships with such third parties are not maintained, our ability to identify and purchase additional receivable portfolios could be materially adversely affected. In addition, if we or such parties fail to correctly or adequately evaluate the value or collectibility of these consumer receivable portfolios, we may pay too much for such portfolios and our earnings could be negatively affected.

Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have.

We face competition from a wide range of collection and financial services companies that may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs and more established relationships in our industry than we currently have. Competitive pressures adversely affect the availability and pricing of charged-off receivable portfolios, as well as the availability and cost of qualified recovery personnel. As there are few significant barriers to entry for new purchasers of charged-off receivable portfolios, there is a risk that additional competitors with greater resources than ours, including competitors that have historically focused on the acquisition of different asset types, will enter our market. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to charged-off receivable portfolios at acceptable prices and reduced profitability.

Moreover, we cannot assure you that we will be able to continue to offer competitive bids for charged-off receivable portfolios. We face bidding competition in our acquisition of charged-off receivable portfolios. In our industry, successful bids generally are awarded on a combination of price, service, and relationships with the debt sellers. Some of our current and future competitors may have more effective pricing and collection models, greater adaptability to changing market needs, and more established relationships in our industry. They may also pay prices for portfolios that we determine are not reasonable. There can be no assurance that we will continue to offer competitive bids for charged-off consumer receivable portfolios. In addition, there continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the number of sellers in the market and has correspondingly given the remaining sellers increasing market strength in the price and terms of the sale of credit card accounts.  If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors are able to do, we may experience reduced access to defaulted consumer receivables portfolios at appropriate prices and reduced profitability.

Our quarterly operating results may fluctuate and cause our stock price to decline.

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock.  Our results may fluctuate as a result of any of the following:

•

the timing and amount of collections on our consumer receivable portfolios;

•

a decline in the estimated value of our consumer receivable portfolio recoveries;

•

increases in operating expenses associated with the growth of our operations; and

•

general and economic market conditions.

We may not be successful at acquiring receivables of new asset types or in implementing a new pricing structure

We may pursue the acquisition of receivables portfolios of asset types in which we have little current experience. We may not be successful in completing any acquisitions of receivables of these asset types and our limited experience in these asset types may impair our ability to collect on these receivables. This may cause us to pay too much for these receivables and consequently we may not generate a profit from these receivables portfolio acquisitions.  Even if we successfully acquire such new types of receivables, our existing methods of collections may prove ineffective for such new receivables and our inexperience may materially adversely affect our financial condition.

We are dependent upon third parties to service a majority of our consumer receivable portfolios.

We outsource all our receivable collections to third-party collection agencies. As a result, we are dependent upon the efforts of these third- party service providers. Our revenues and profitability could be materially adversely affected if we are not able to identify suitable collections agencies to service our portfolios or if the collections agencies we use fail to adequately perform their obligations.

Our collections may decrease if certain types of bankruptcy filings increase

During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings a debtor’s assets are liquidated to repay credit originators, but since the defaulted consumer receivables we service are generally unsecured we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in these types of bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.

Our ability to recover and enforce our defaulted consumer receivables may be limited under federal and state laws

Federal and state laws may limit our ability to recover and enforce our defaulted consumer receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on defaulted consumer receivables we purchase if the credit card issuer previously failed to comply with applicable law in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Additional consumer protection and privacy protection laws may be enacted that would impose additional requirements on the enforcement of and collection on consumer credit card receivables. Any new laws, rules or regulations that may be adopted, as well as existing consumer protection and privacy protection laws, may adversely affect our ability to collect on our defaulted consumer receivables and may harm our business. In addition, federal and state governmental bodies are considering, and may consider in the future, other legislative proposals that would regulate the collection of our defaulted consumer receivables. Although we cannot predict if or how any future legislation would impact our business, our failure to comply with any current or future laws or regulations applicable to us could limit our ability to collect on our defaulted consumer receivables, which could reduce our profitability and harm our business.

Because our receivables are generally originated and serviced nationwide, we cannot assure you that the originating lenders have complied with applicable laws and regulations. While receivable acquisition contracts typically contain provisions indemnifying us for losses owing to the originating institution’s failure to comply with applicable laws and other events, we cannot assure you that any indemnities received from originating institutions will be adequate to protect us from losses on the receivables or liabilities to customers.

We use estimates in our revenue recognition and our earnings will be reduced if actual results are less than estimated.

We will utilize the interest method to determine revenue recognized on substantially all of our receivable portfolios. Under this method, each pool of receivables is modeled based upon its projected cash flows. A yield is then established which, when applied to the outstanding balance of the receivables, results in the recognition of revenue at a constant yield relative to the remaining balance in the receivable portfolio. The actual amount recovered by us on portfolios may substantially differ from our projections and may be lower than initially projected. If differences are material, we may reduce our yield, which would negatively affect our earnings, or take a write-off on all or a portion of our investment.

We are subject to ongoing risks of litigation, including individual or class actions under consumer credit, collections, employment, securities and other laws.

We operate in an extremely litigious climate and may in the future, be named as defendants in litigation, including individual or class actions under consumer credit, collections, employment, securities and other laws.  Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention from the operation of our business. The use of certain collection strategies could be restricted if class-action plaintiffs were to prevail in their claims. In addition, insurance costs continue to increase significantly and policy deductibles have also increased. All of these factors could have an adverse effect on our consolidated financial condition and results of operations.

We may make acquisitions that prove unsuccessful or strain or divert our resources.

From time to time, we consider acquisitions of other companies in our industry that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve.  We may not be able to successfully acquire other businesses or, if we do, we may not be able to successfully integrate these businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies or culture. In addition, through acquisitions, we may enter markets in which we have limited or no experience. The occurrence of one or more of these events may place additional constraints on our resources such as diverting the attention of our management from other business concerns which can materially adversely affect our operations and financial condition. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of identifiable intangible assets, all of which could reduce our profitability.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate revenues to purchase debt portfolios and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern.  Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

If we are unable to obtain additional funding, our business operations will be harmed. Even if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

We will require additional funds to operate our business.  We anticipate that we will require up to approximately $100,000 to fund our continued operations for the next twelve months. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our business plans which could cause the company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Because we do not have an audit or compensation committee, shareholders will have to rely on our president, who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our president. Thus, there is a potential conflict of interest in that our president has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (99,000,000) but unissued (96,500,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

The Company is and will continue to be completely dependent on the services of its president Joseph Levi, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

The Company’s operations and business strategy are completely dependent upon the knowledge and business contacts of Joseph Levi, our president.   He is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.  We will fail without Mr. Levi or an appropriate replacement(s).  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us. Therefore if it is ultimately determined that any such person shall not have been entitled to indemnification, this indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over the Company.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .0001 per share.

The specific terms of the preferred stock have not been determined, including:

•

designations;

•

preferences;

•

conversions rights;

•

cumulative, relative;

•

participating; and

•

optional or other rights, including:

O

voting rights;

O

qualifications;

O

limitations; or

O

restrictions of the preferred stock

Our board of directors is entitled to authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of the Company or make removal of management more difficult. As a result, the board of directors' ability to issue preferred stock may discourage the potential hostility of an acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

The ability of our two principal officers to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of this offering, two principal officers will beneficially own approximately 93% of our outstanding common stock assuming sale of all shares being registered. Because of this beneficial stock ownership, they will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. Their interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 99,000,000 shares of common stock, of which 2,500,000 shares are issued and outstanding, and 1,000,000 shares of preferred stock, of which no shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

☐	that a broker or dealer approve a person's account for transactions in penny stocks; and
☐	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

☐	obtain financial information and investment experience objectives of the person; and
☐

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

☐	sets forth the basis on which the broker or dealer made the suitability determination; and
☐	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether, subsequent to registration with the SEC:

(i)  any market for our shares will develop;

(ii)  the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of The Company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the Securities and Exchange Commission adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   It is anticipated that the changes, will be effective in  the first quarter of  2008. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year,.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s office is located at the office of Joseph Levi, our President, Chief Executive Officer and Director. Mr. Levi provides such office to the Company at no charge.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no meetings at which votes of the security holders were held.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS -MARKET INFORMATION FOR COMMON STOCK

Market information

Effective October 17, 2007 , we have been approved for listing on the OTCBB under the symbol "GRNN".  As of March 27, 2008 , no public market in Green Mountain Recovery, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  Green Mountain Recovery, Inc. makes no representation about the value of its common stock.

814,000 of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended all of which shares are held by affiliates.

As restricted shares, these shares may be resold only pursuant to an effective registration statement, or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the Securities and Exchange Commission adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year,

Holders

As of December 31, 2007, Green Mountain Recovery, Inc. has 2,500,000 shares of $0.0001 par value common stock issued and outstanding held by approximately 42  shareholders of record.  Green Mountain Recovery, Inc.'s Transfer Agent is:  Action  Stock Transfer Company, Inc., 7069 S. Highland Dr., Suite 300,Salt Lake City, UT 84121 Tel (801) 274-1088

Dividends

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Option Plan

Pursuant to the board of directors’ approval and subsequent stockholder approval, the Company adopted our 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby we reserved for issuance up to 1,500,000 shares of our common stock. Non-Statutory Stock Options do not meet certain requirements of the Internal Revenue Service as compared to Incentive Stock Options which meet the requirements of Section 422 of the Internal Revenue Code. Nonqualified options have two disadvantages compared to incentive stock options. One is that recipients have to report taxable income at the time that they exercise the option to buy stock, and the other is that the income is treated as compensation, which is taxed at higher rates than long-term capital gains. We intend to file a Registration Statement on Form S-8 so as to register those 1,500,000 shares of common stock underlying the options in the Plan once we are eligible to do so which will be after we are subject to the Exchange Act Reporting Requirements and have filed all required reports during the preceding 12 months or such shorter period of time as required.

No options are outstanding or have been issued under the Plan as of December 31, 2007.

As previously indicated, the board of directors, on June 1, 2007, adopted the Plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and our subsidiaries, if any.  The board of directors believes that our policy of granting stock options to such persons will provide us with a potential critical advantage in attracting and retaining qualified candidates.  In addition, the Plan is intended to provide us with maximum flexibility to compensate plan participants.  We believe that such flexibility will be an integral part of our policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value.  The board of directors believes that important advantages to the Company are gained by an option program such as the Plan which includes incentives for motivating our employees, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and our stockholders on the other.

The principal terms of the Plan are summarized below; however, it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan, a copy of which has been filed as an exhibit to our registration statement of which this prospectus is a part.

Summary Description of the Green Mountain Recovery,  Inc. 2007 Non-Statutory Stock Option Plan

The purpose of the Plan is to provide directors, officers and employees of, as well as consultants, attorneys and advisors to, the Company and our subsidiaries, if any, with additional incentives by increasing their ownership interest in Green Mountain Recovery.  Directors, officers and other employees of the Company and our subsidiaries, if any, are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by us and consultants, attorneys and advisors to us providing valuable services to us and our subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to us and/or our subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.  Further, NSO’s have two disadvantages compared to ISO’s in that recipients of NSOs must report taxable income at the time of NSO option exercise and income from NSO’s is treated as compensation which is taxed at higher rates than long-term capital gains.

Our board of directors or a compensation committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the board of directors and/or compensation committee), such options shall terminate immediately.  Unless otherwise determined by the board of directors or compensation committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

a.

decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan, or

b.

extend the NSO period, or

c.

materially increase the benefits accruing to Plan participants, or

d.

materially modify Plan participation eligibility requirements, or

e.

extend the expiration date of the Plan.

Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

On May 17, 2007, we issued 1,147,000 shares of our common stock to each of Joseph Levi and Eduard Korsinsky in consideration for the payment of an aggregate of $2,294. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

In June 2007, we issued 56,000 shares of common stock to approximately forty-five investors in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The aggregate consideration paid for such shares was $5,600. We also issued 150,000 shares to ten (10) investors for the aggregate sum of $15,000. The Company conducted the private placement without any general solicitation or advertisement and a restriction on resale. The Company provided all investors in the 2007 private placement with a subscription agreement.

ITEM 6.  MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Management’s Discussion

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to  be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of  the Securities  Exchange  Act  of  1934.  Such  forward-looking statements include, but are not limited to, those  relating to the following: the Company's ability to secure necessary financing;  plans for opening one or more restaurant units (including the scope, timing, impact and effects  thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding  future  growth,  cash needs, operations, business plans and financial results and any other statements that are not historical facts.

 When  used  in this document, the words "anticipate," "estimate,"  "expect,"  "may,"  "plans,"  "project,"   and similar expressions are intended to be among the statements that  identify  forward-looking statements.  OMGU’s results may differ significantly from the results discussed in   the   forward-looking   statements.   Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on  its ability  to attract and retain skilled managers  and  other personnel;  the  intense competition within the  restaurant industry;  the  uncertainty of  the  Company's  ability  to manage  and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy  of accounting and other estimates; the Company's future  financial  and operating results,  cash  needs  and demand  for  its  services; and the  Company's  ability  to maintain and comply with permits and licenses; as  well  as other  risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Plan of Operation

We have not had any revenues since our inception, May 17, 2007. Over the next twelve months, we intend on generating revenues by purchasing and collecting defaulted or charged-off accounts receivable portfolios from consumer credit originators.  Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, retail merchants and utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount.

Our primary source of revenue is derived from cash collections on our purchased charged-off receivables portfolios. Since the credit originator, and in most cases other collection companies, have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to face value.

We will use unaffiliated third parties, primarily attorneys and other collection agencies, to collect account balances on our behalf.  The cash flows generated by the collections on our purchased receivable portfolios are the primary driver of our business. We will record the gross proceeds received by third party collection agencies and attorneys as cash collections. We will monitor the collections on our charged-off receivables portfolios, as well as the collections by our collectors. This data will help us evaluate our collection performance and collection strategies, test and refine our purchasing methodologies and improve collector productivity.

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

We do not have sufficient resources to effectuate our business. As of December 31, 2007 we had approximately $12,822 in cash. We expect to require approximately $100,000 to fund operations over the next twelve months including general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officers will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for operations will have a severe negative impact on our ability to remain a viable company.

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

Impact of New Accounting Standards

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company does not anticipate that the adoption of SAB No. 108 will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158).  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer and director will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for June 30, 2007 and the year ended December 31, 2007 are set forth beginning at Page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below is certain information relating to our directors and executive officers, including their names, ages, and business experience.

Name and Business Address	Age	Position
Joseph Levi 39 Broadway New York, New York 10006	49	President, Chief Executive Officer & Director
Eduard Korsinsky 39 Broadway New York, New York 10006	36	Secretary, Chief Financial Officer & Director

Joseph Levi has been our Chief Executive Officer and director since our inception on May 17, 2007.  Since September 2003, Mr. Levi has been a partner at the law firm of, Levi and Korsinsky, LLP.  From September 1995 to September 2003, Mr. Levi was a litigation associate at various law firms.  Mr. Levi has a BS Degree in Electrical Engineering  from  Polytechnic University (1984), an MS in System Engineering from , Polytechnic University (1986) and a JD from -  Brooklyn Law School (1995).   From April 1992 to June 1995, Mr. Levi was a principal in a computer network consulting practice. From June 1988 to May 1992, Mr. Levi was a corporate sales manager for a computer sales and services firm.  From June 1984 to May 1988, Mr. Levi was an engineer at ITT Avionics.

Eduard Korsinsky has been our Chief Financial Officer, Secretary and director since our inception on May 17, 2007.  Since September 2003 Mr. Korsinsky has been a partner with the law firm of, Levi & Korsinsky where he concentrates in the area of complex commercial litigation and mergers and acquisitions litigation.  From 1997 through 2003 Mr. Korsinsky was a litigation associate at various law firms.  From 1995 through 1997 Mr. Korsinsky worked for the accounting firm of KPMG.  Mr. Korsinsky holds a B.S. in Accounting from Brooklyn College, Summa cum laude (1992); a J.D. from Brooklyn Law School (1995); and a LL.M, Master of Law(s) degree in Taxation from New York University School of Law (1998).

Mr. Levi is a director of StatSure Diagnostic Systems, Inc.  Mr. Korsinsky is not a director in any reporting company.  They have not been affiliated with any business that has filed for bankruptcy within the last five years. They are not parties adverse to our Company and nor do they have a material interest adverse to it.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth, for most recent two completed fiscal years ended  December  31, 2007 and 2006 the cash compensation paid by the Company, as well as certain  other compensation paid with respect to those years  and  months, to the Chief  Executive  Officer  and,  to  the  extent applicable, each of the three other most highly compensated executive  officers  of the Company in  all  capacities  in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Non- qualified Deferred Compen -sation Earnings($)	All Other Compen -sation ($)	Total ($)

Joseph Levi	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Eduard Korsinsky	2007	0	0	0	0	0	0	0	0
Secretary and	2006	0	0	0	0	0	0	0	0
Treasurer	2005	0	0	0	0	0	0	0	0

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees.   Any future  compensation  to  be  paid to  these  individuals  will  be determined  by  our  Board of Directors, and employment  agreements will  be  executed.   We do not currently have plans to pay any

compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

Currently do not have outstanding option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of March 27, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.  The balance shown for Joseph Levi includes an additional 3,000 Shares owned by his wife in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children.  Mr. Levi disclaims any beneficial interest in or control over any of such shares other than that which may be attributed to them by operation of law.  Except as noted below, each person has sole voting and investment power.

Name and Address of Beneficial Owner[1]	Number of Shares Beneficially Owned	Percent of Class

Joseph Levi	1,150,000	46%
Eduard Korsinsky	1,147,000	45.9%

Officers and Directors
As a group (2 members)	2,297,000	91.9%

Change in Control

No arrangements exist that may result in a change of control of Green Mountain Recovery, Inc.

____________________

1 The address for each person is 39 Broadway, Ste. 1601, New York, New York 10006.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 17, 2007, we issued 2,294,000 shares of our common stock to Joseph Levi and Eduard Korsinsky  in consideration for the payment of an aggregate of $1,147 each. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this registration statement:

Exhibit	Description
3.1	Certificate of Incorporation of Registrant*
3.2	By-Laws of Registrant*
4.1	Specimen Common Stock certificate*
5.1	Opinion of Krieger & Prager, LLP regarding the legality of the securities being registered*
10.1	2007 Non-Statutory Stock Option Plan*
10.2	Receivable Purchase Agreement*
10.3	Form of Regulation D Subscription Agreement *
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

* Filed with Form SB-2 dated July 31, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the period from May 17, 2007 (inception) through June 30, 2007 and the transitional six-month period ended December 31, 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	December 31,	June 30,
SERVICES	2007	2007

Audit fees	$10,000	$11,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$10,000	$11,500

 GREEN MOUNTAIN RECOVERY, INC.

DECEMBER 31, 2007 AND JUNE 30, 2007

INDEX TO FINANCIAL STATEMENTS

Contents

Page

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets at December 31, 2007 and June 30, 2007

F-3

Statements of Operations for the Six Months Ended December 31, 2007 and the Period

from May 17, 2007 (inception) through June 30, 2007

F-4

Statement of Stockholders’ Equity (Deficit) for the Period from May 17, 2007 (inception) through

December 31, 2007

F-5

Statements of Cash Flows for the Six Months Ended December 31, 2007 and for the period from

May 17, 2007 (inception) through June 30, 2007

F-6

Notes to the Financial Statements

F-7

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Green Mountain Recovery, Inc.

New York, New York

We have audited the accompanying balance sheets of Green Mountain Recovery, Inc. (the “Company”) as of December 31, 2007 and June 30, 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the six months ended December 31, 2007 and the period from May 17, 2007 (inception) through June 30, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Recovery, Inc. as of December 31, 2007 and June 30, 2007 and the results of its operations and its cash flows for the six months ended December 31, 2007 and the period from May 17, 2007 (inception) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has incurred losses since inception and has an accumulated deficit of $55,190 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 27, 2008

GREEN MOUNTAIN RECOVERY, INC.

Balance Sheets

	December 31,	June 30,
	2007	2007
ASSETS
Current Assets:
Cash	$12,822	$3,614
Purchased accounts receivable	9,698	10,001
Total current assets	22,520	13,615

TOTAL ASSETS	$22,520	$13,615

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$22,310	$10,872
Due to officer/shareholder	12,500
Total current liabilities	34,810	10,872

Stockholders' Equity (Deficit):
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	2,500	2,500
Additional paid-in capital	40,400	38,600
Accumulated deficit	(55,190)	(38,357)
Total stockholders’ equity (deficit)	(12,290)	2,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,520	$13,615

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Statements of Operations

For the Six Months Ended December 31, 2007

and

For the Period from May 17, 2007 (Inception) through June 30, 2007

	December 31,	June 30,
	2007	2007
Operating Expenses:
Professional fees	$9,500	$37,872
General and administrative	7,333
Organization costs	-	485
Total operating expenses	16,833	38,357

Loss before income taxes	(16,833)	(38,357)

Provision for income taxes	-	-

Net loss	$(16,833)	$(38,357)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,311,400

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Statement of Stockholders’ Equity (Deficit)

For the Period from May 17, 2007 (Inception) through December 31, 2007

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, March 15, 2007 (inception)	2,294,000	$2,294	$ -	$ -	$2,294

Sale of common stock	56,000	56	5,544		5,600

Common stock issued for services	150,000	150	14,850	-	15,000

Contribution to capital			18,206		18,206

Net loss				(38,357)	(38,357)

Balance, June 30, 2007	2,500,000	2,500	38,600	(38,357)	2,743

Contribution to capital			1,800		1,800

Net loss				(16,833)	(16,833)

Balance, December 31, 2007	2,500,000	$2,500	$40,400	$(55,190)	$(12,290)

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Statements of Cash Flows

 For the Six Months Ended December 31, 2007

and

For the Period from May 17, 2007 (Inception) through June 30, 2007

	December 31,	June 30,
	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,833)	$(38,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	15,000

Changes in operating assets and liabilities:
Increase (decrease) in purchased accounts receivable	303	(10,001)
Increase in accrued expenses	11,438	10,872
Net Cash Used in Operating Activities	(5,092)	(22,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to officer/stockholder	12,500	-
Sale of common stock	-	7,894
Contributions to capital	1,800	18,206
Net Cash Provided by Financing Activities	14,300	26,100

NET CHANGE IN CASH	9,208	3,614

CASH AT BEGINNING OF PERIOD	3,614	-
CASH AT END OF PERIOD	$12,822	$3,614

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Notes to the Financial Statements

December 31, 2007 and June 30, 2007

NOTE 1 - ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year

On February 15, 2008 the Company changed its fiscal year from June 30 to December 31. Accordingly, this report includes the results of operations for the six months ended on December 31, 2007.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Net Loss Per Common Share

Basic net loss per common share has been calculated by dividing the net loss for the period by the basic weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of December 31, 2007 or June 30, 2007.

Revenue Recognition

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

Stock Based Compensation

Compensation costs for common stock issued for services were based on the fair value method. Fair value was based on the fair value of the common stock issued or services provided by non-employees, whichever is more determinable.

Impact of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”

 (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2007, the Company has no revenues, has incurred losses since inception and has an accumulated deficit of $55,190.

While the Company is attempting to generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DUE TO OFFICER/SHAREHOLDER

Due to officer/shareholder represents advances that are payable on demand and bear no interest.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company was incorporated as a C corporation on May 17, 2007 at which time 2,294,000 shares of common stock were issued to the Company’s founders in exchange for $2,300.

During the month of June 2007, the Company issued subscription agreements for the sale of its common stock at $0.10 per share. The Company sold a total of 56,000 shares for cash, totaling $5,600.

During the month of June 2007, the Company issued 150,000 shares of its common stock for services. The stock was valued at its fair market value on the date of issuance of $15,000 or $0.10 per share.

Stock Option Plan

Pursuant to a June 1, 2007 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company.   The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2017.

No options are outstanding or have been issued under the Plan as of March 25, 2008.

NOTE 6 – INCOME TAXES

At December 31, 2007, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $55,190 that may be offset against future taxable income through 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $18,700 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

There are no significant differences between the Company’s operating results for financial reporting purposes than for income tax purposes.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the month of June 2007, the two officers of the Company contributed capital in the amount of $18,206.

In July and August 2007 the Company’s two officers contributed $1,800 to capital.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 27, 2007, the Company executed an agreement with a provider of collection agencies. The provider of the agencies will receive a servicing fee equal to 5% on all monies collected. Agency fees will be negotiated based on the portfolio serviced and placed. Either party may terminate the agreement by giving thirty (30) days notice.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Green Mountain Recovery, Inc.

Signature	Title	Date

/s/ Joseph Levi	Chief Executive Officer	March 28,, 2008
Joseph Levi	and President

/s/Eduard Korsinsky	Chief Financial Officer and	March 28, 2008
Eduard Korsinsky	Secretary-Treasurer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Green Mountain Recovery, Inc.

Signature	Title	Date

/s/ Joseph Levi	Chief Executive Officer and	March 28, 2008
Joseph Levi	President

/s/ Eduard Korsinsky	Secretary/Treasurer	March 28, 2008
Eduard Korsinsky	Chief Financial Officer