Form 10-Q
period 2008-03-31
GREEN MOUNTAIN RECOVERY, INC.
filed 2008-05-15
CIK 1407591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

GREEN MOUNTAIN RECOVERY, INC.

 (Exact name of small business issuer as specified in its charter)

Delaware	333- 144982	26-0252191
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

39 Broadway New York, New York 10006 (Address of principal executive offices)

(212) 363-7500
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer   ☐   Accelerated Filer  ☐       Non-Accelerated Filer  ☐      Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of May 14, 2008.

GREEN MOUNTAIN RECOVERY, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURE

ITEM 1. Financial Information

GREEN MOUNTAIN RECOVERY, INC.

Page
ITEM 1 – Financial Information

Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	4

Statement of Operations for the Three Months Ended March 31, 2008 (Unaudited)	5

Statement of Cash Flows for the Three Months Ended March 31, 2008 (Unaudited)	6

Notes to the Financial Statements (Unaudited)	7

Item 1 Financial Information

GREEN MOUNTAIN RECOVERY, INC.

Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,484	$12,822
Purchased accounts receivable	9,698	9,698
Total current assets	12,182	22,520

TOTAL ASSETS	$12,182	$22,520

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$12,187	$22,310
Due to officers/shareholders	16,500	12,500
Total current liabilities	28,687	34,810

Stockholders' Deficit:
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	2,500	2,500
Additional paid-in capital	40,400	40,400
Accumulated deficit	(59,405)	(55,190)
Total stockholders’ deficit	(16,505)	(12,290)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,182	$22,520

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Statement of Operations

For the Three Months Ended March 31, 2008

(Unaudited)

Operating Expenses:
Professional fees	$3,500
General and administrative	715
Total operating expenses	4,215

Loss before income taxes	(4,215)

Provision for income taxes	-

Net loss	$(4,215)

Net loss per common share – basic and diluted	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	2,500,000

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Statement of Cash Flows

 For the Three Months Ended March 31, 2008

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,215)
Adjustments to reconcile net loss to net cash used in operating activities:

Decrease in accrued expenses	(10,123)
Net Cash Used in Operating Activities	(14,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to officer/shareholders	4,000
Net Cash Provided by Financing Activities	4,000

NET DECREASE IN CASH	(10,338)

CASH AT BEGINNING OF PERIOD	12,822
CASH AT END OF PERIOD	$2,484

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$400

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Notes to the Financial Statements

March 31, 2008

(Unaudited)

NOTE 1 -

ORGANIZATION

Green Mountain Recovery, Inc. (“GMR” or the “Company”) was incorporated in the State of Delaware on May 17, 2007. The Company provides accounts receivable management and collection for purchased portfolios of receivables that have been charged off by their original holders. The Company focuses on charged-off credit card receivables. The portfolios are purchased at a discount to their face value, and then the Company uses third party collection agencies to maximize the recovery on these receivables.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Transitional Report on Form 10-KSB, filed on March 31, 2008.

Use of estimates

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2008.

Recently issued accounting standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending after December 15, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2008, the Company’s revenues have been insignificant, has incurred losses since inception and has an accumulated deficit of $59,405.

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

NOTE 4 – DUE TO OFFICER/SHAREHOLDERS

During the quarter the two officers/shareholders of the Company advanced $4,000 to the Company. These advances are payable on demand and bear no interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

Since May 17, 2007 (inception) until March 31, 2008, the Company’s revenues have been insignificant. Over the next twelve months, we intend on generating revenues by purchasing and attempting to collect defaulted or charged-off accounts receivable portfolios from consumer credit originators.  Charged-off receivables are the unpaid obligations of individuals to credit originators, such as credit card issuers, consumer finance companies, retail merchants and utility providers. Since these receivables are delinquent or past due, we are able to purchase them at a substantial discount.

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

On June 20, 2007, we purchased a portfolio of charged-off receivable having an aggregate face value of $877,266.67 and a total value, including accrued interest, of $1,270,323.33 (the “Portfolio”).  The price we paid for the Portfolio was 1.14% of face value. On June 21, 2007, we placed the Portfolio with Investors Portfolio Management Services, LLC (“IPMS”) that will manage the third-party collection agencies that will collect the Portfolio.  IPMS retains 45% of all collected receivables of which 40% is used to compensate the third-party collection agencies and 5% is used to compensate IPMS for their services.   On May 8, 2008, we received $2,899.37 in collection proceeds.  On June 20, 2007, we entered into an agreement with RB Consulting, LLC in which RB Consulting agreed to purchase the portion of the Portfolio that remains uncollected after 180 days at a rate of 50 basis points of face value.

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

We do not have sufficient resources to effectuate our business. As of March 30, 2008 we had approximately $2,484 in cash. We expect to require approximately $25,000 to fund operations over the next twelve months including general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officers will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for operations will have a severe negative impact on our ability to remain a viable company.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending after December 15, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREEN MOUNTAIN RECOVERY, INC.

(Registrant)

/s/ Joseph Levi

Joseph Levi

Title: President and

Chief Executive Officer

May 15, 2008

/s/ Eduard Korsinsky

Eduard Korsinsky

Title: Secretary and

Chief Financial Officer

Principle Accounting Officer

May 15, 2008