Form 10-Q
period 2008-06-30
GREEN MOUNTAIN RECOVERY, INC.
filed 2008-08-14
CIK 1407591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

GREEN MOUNTAIN RECOVERY, INC.

 (Exact name of small business issuer as specified in its charter)

Delaware	333- 144982	26-0252191
(State or other jurisdiction of incorporation or organization)	Commission file number)	(IRS Employer Identification No.)
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

Large Accelerated Filer ☐    Accelerated Filer ☐        Non-Accelerated Filerbbb        Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of August 13, 2008.

GREEN MOUNTAIN RECOVERY, INC.

FORM 10-Q

June 30, 2008

ITEM 1. Financial Information

GREEN MOUNTAIN RECOVERY, INC.

Page
ITEM 1 – Consolidated Financial Information

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	4

Consolidated Statements of Operations for the Three Months Ended June 30, 2008 (Unaudited) and the period from May 17, 2007 (Inception) through June 30, 2007 (Unaudited)	5

Consolidated Statements of Operations for the Six Months Ended June 30, 2008 (Unaudited) (Unaudited) and the period from May 17, 2007 (Inception) through June 30, 2007 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 (Unaudited) (Unaudited) and the period from May 17, 2007 (Inception) through June 30, 2007 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

Item 1 Financial Information

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,592	$12,822
Purchased accounts receivable	79,639	9,698
Total current assets	85,231	22,520

TOTAL ASSETS	$85,231	$22,520

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$19,046	$22,310
Due to officers/shareholders	89,340	12,500
Total current liabilities	108,386	34,810

Stockholders' Deficit:
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	2,500	2,500
Additional paid-in capital	40,400	40,400
Accumulated deficit	(66,055)	(55,190)
Total stockholders’ deficit	(23,155)	(12,290)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$85,231	$22,520

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended June 30, 2008	For the Period from May 17, 2007 (Inception) Through June 30, 2007
Revenue:
Collection Revenue	$2,373	$-
Total Revenue	2,373	-

Operating Expenses:
Professional fees	$6,500	$37,872
Collection fees	2,373	-
Organization costs	-	485
General and administrative	150	-
Total operating expenses	9,023	38,357

Loss before income taxes	(6,650)	(38,357)

Provision for income taxes	-	-

Net loss	$(6,650)	$(38,357)

Net loss per common share – basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,311,400

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Statements of Operations

 (Unaudited)

	Six Months Ended June 30, 2008	For the Period from May 17, 2007 (Inception) Through June 30, 2007
Revenue:
Collection Revenue	$2,373	$-
Total Revenue	2,373	-

Operating Expenses:
Professional fees	$10,000	$37,872
Collection fees	2,373	-
Organization costs		485
General and administrative	865	-
Total operating expenses	13,238	38,357

Loss before income taxes	(10,865)	(38,357)

Provision for income taxes	-	-

Net loss	$(10,865)	$(38,357)

Net loss per common share – basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,311,400

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Statements of Cash Flows

 For the Six Months Ended June 30, 2008

(Unaudited)

	Six Months Ended June 30, 2008	For the Period from May 17, 2007 (Inception) Through June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,865)	$(38,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	15,000
Changes in assets and liabilities: Increase (decrease) in purchased accounts receivables	2,899	(10,001)
Increase (decrease) in accrued expenses	(3,264)	10,872
Net Cash Used in Operating Activities	(11,230)	(22,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	7,894
Contributions to capital	-	18,206
Due to officer/shareholders	4,000	-
Net Cash Provided by Financing Activities	4,000	26,100

NET CHANGE IN CASH	(7,230)	3,614

CASH AT BEGINNING OF PERIOD	12,822	-
CASH AT END OF PERIOD	$5,592	$3,614

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$400	$-

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Notes to the Consolidated Financial Statements

June 30, 2008

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

On June 26, 2008, the company formed GMR Credit LLC (“LLC”) under the laws of the State of New York.  The LLC, of which the Company is the sole member, was formed to provide the same services as GMR.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Transitional Report on Form 10-KSB, filed on March 31, 2008.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2008 or 2007.

Recently issued accounting standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2008, the Company has no revenues, has incurred losses since inception and has an accumulated deficit of $66,055.

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

NOTE 4 – DUE TO OFFICER/SHAREHOLDERS

During the quarter the two officers/shareholders of the Company advanced $72,840 to the Company. These advances are payable on demand and bear no interest.  The money was used to purchase portfolios of charged-off consumer debt originating from either New York or New Jersey totaling $1,984,714.

NOTE 5 – SUBSEQUENT EVENT

In July 2008, the Company purchased additional charged-off debt in the amount of $2,479,652.10 at a cost of $95,622.61.

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

Plan of Operation

Beginning in the second quarter of 2008, the Company has purchased charged-off consumer debt originating from either New York or New Jersey and plans on collecting such debt using a legal collection model.  In particular, in the second quarter of 2008, the Company purchased $1,984,714.47 of charged-off receivables at a cost of $72,839.44.  The purchased debt consisted of 142 accounts of charged-off credit cards and consumer loans and 47 accounts of automobile deficiencies originating in the states of New York and New Jersey.  Since the close of the second quarter the Company has purchased additional charged-off debt in the amount of $2,479,652.10 at a cost of $95,622.61 bringing the total number of purchased accounts to 861. These additional purchases also included charged-off credit card debt and automobile deficiencies originating in New York and New Jersey.

Under its legal collection model, the Company intends to outsource the collections of its debt portfolio to attorneys in New York and New Jersey that have experience in collecting debt.  The Company will typically compensate the collection attorneys with a percentage of the amount of collections they achieve. As of June 30, 2008, the Company had not yet received any revenues from its legal collection strategy but expects to see an increase in revenues over the next twelve months as a result of this strategy.

The Company continues to intend to acquire portfolios of charged-off receivables to purchase that meet its criteria. Prices for charged-off accounts receivable portfolios have decreased over the past 6 months and prices appear to be favorable at the current time.  Although we cannot give any assurances that prices will not drop further, we are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

We do not have sufficient resources to effectuate our business. As of June 30, 2008 we had approximately $5592 in cash.  We expect to require approximately $250,000 to fund operations over the next twelve months including for purchasing charged-off debt as well as for general overhead expenses such as for salaries, corporate legal and accounting fees and office overhead. Our officers have loaned the Company $168,462.06 which the Company has used to purchase charged-off debt. Our officers may make additional loans to the Company until such time as the Company raises sufficient funds from third-parties or generates sufficient revenues to fund operations.  There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for operations will have a severe negative impact on our ability to remain a viable company.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

/s/ Joseph Levi

Joseph Levi

Title: President and

Chief Executive Officer

August 14, 2008

/s/ Eduard Korsinsky

Eduard Korsinsky

Title: Secretary and

Chief Financial Officer

Principal Accounting Officer

August 14, 2008