Form 10-Q
period 2008-09-30
GREEN MOUNTAIN RECOVERY, INC.
filed 2008-11-13
CIK 1407591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of November 10, 2008.

GREEN MOUNTAIN RECOVERY, INC.

FORM 10-Q

September 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES

ITEM 1. Financial Information

GREEN MOUNTAIN RECOVERY, INC.

Page
ITEM 1 – Consolidated Financial Information

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	4

Consolidated Statements of Operations for the Three Months Ended September 30, 2008 and 2007 (Unaudited)	5

Consolidated Statements of Operations for the Nine Months Ended September 30, 2008 and the period from May 17, 2007 (Inception) through September 30, 2007 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and the period from May 17, 2007 (Inception) through September 30, 2007 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

Item 1 Financial Information

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,253	$12,822
Purchased accounts receivable	194,098	9,698
Total current assets	203,123	22,520

TOTAL ASSETS	$203,351	$22,520

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$21,031	$22,310
Due to officers/shareholders	211,320	12,500
Total current liabilities	232,351	34,810

Stockholders' Deficit:
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	2,500	2,500
Additional paid-in capital	40,400	40,400
Accumulated deficit	(71,900)	(55,190)
Total stockholders’ deficit	(29,000)	(12,290)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$203,351	$22,520

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Revenue:
Collection Revenue	$1,650	$-
Total Revenue	1,650	-

Operating Expenses:
Professional fees	1,625	1,500
Collection fees	1,422	-
General and administrative Dues and Subscriptions Media	1,618 950 1,880	2,503 - -
Total operating expenses	7,495	4,003

Loss before income taxes	(5,845)	(4,003)

Provision for income taxes	-	-

Net loss	$(5,845)	$(4,003)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted
	2,500,000	2,500,000

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Statements of Operations

 (Unaudited)

	Nine Months Ended September 30, 2008	For the Period from May 17, 2007 Through (Inception) September 30, 2007
Revenue:
Collection Revenue	$4,023	$-
Total Revenue	4,023	-

Operating Expenses:
Professional fees	11,625	39,372
Collection fees	3,795	-
Organization costs	-	485
General and administrative Dues and Subscriptions Media	2,483 950 1,880	2,503 - -
Total operating expenses	20,733	42,360

Loss before income taxes	(16,710)	(42,360)

Provision for income taxes	-	-

Net loss	$(16,710)	$(42,360)

Net loss per common share – basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted
	2,500,000	2,438,051

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2008	For the Period from May 17, 2007 (Inception) Through September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,710)	$(42,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	15,000
Changes in assets and liabilities: Decrease in purchased accounts receivables	10,420	-
Increase (decrease) in accrued expenses	(1,279)	5,110
Net Cash Used in Operating Activities	(7,569)	(22,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	7,894
Contributions to capital	-	18,206
Due to officer/shareholders	4,000	-
Net Cash Provided by Financing Activities	4,000	26,100

NET CHANGE IN CASH	(3,569)	3,850

CASH AT BEGINNING OF PERIOD	12,822	-
CASH AT END OF PERIOD	$9,253	$3,850

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$400	$-

NON-CASH INVESTING AND FINANCING
Accounts receivable purchased for debt	$194,820	$10,001

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Notes to the Consolidated Financial Statements

September 30, 2008 and 2007

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

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Transitional Report on Form 10-KSB, filed on March 31, 2008.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008 or 2007.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2008, the Company has minimal revenues, has incurred losses since inception and has an accumulated deficit of $71,900.

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

NOTE 4 – DUE TO OFFICER/SHAREHOLDERS

During the year the two officers/shareholders of the Company loaned $4,000 to the Company for working capital. The officers/shareholders also purchased portfolios of charged-off consumer debt originating from either New York or New Jersey totaling $2,982,311 and sold them to the Company for loans at their cost basis of $194,820. All loans to the officers/shareholders are payable on demand and bear no interest.

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

Plan of Operation

Beginning in the second quarter of 2008, the Company has purchased charged-off consumer debt originating from either New York or New Jersey and plans on collecting such debt using a legal collection model.  In particular, in 2008, the Company purchased $4,967,025.37 of charged-off receivables at a cost of $194,819.50.  The purchased debt consisted of 971 accounts of charged-off credit card debt and automobile deficiencies originating in the states of New York and New Jersey.

Under its legal collection model, the Company intends to outsource the collections of its debt portfolio to attorneys in New York and New Jersey that have experience in collecting debt.  The Company will typically compensate the collection attorneys with a percentage of the amount of collections they achieve. As of September 30, 2008, the Company had not yet received any revenues from its legal collection strategy but expects to see an increase in revenues over the next twelve months as a result of this strategy.

The Company continues to intend to acquire portfolios of charged-off receivables to purchase that meet its criteria. Prices for charged-off accounts receivable portfolios have decreased over the past 9 months. Although we cannot give any assurances that prices will not drop further, we are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

We do not have sufficient resources to effectuate our business. As of September 30, 2008 we had approximately $9,253 in cash.  We expect to require approximately $250,000 to fund operations over the next twelve months including for purchasing charged-off debt as well as for general overhead expenses such as for salaries, corporate legal and accounting fees and office overhead. Our officers have loaned the Company $194,819.50 which the Company has used to purchase charged-off debt. Our officers may make additional loans to the Company until such time as the Company raises sufficient funds from third-parties or generates sufficient revenues to fund operations.  There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for operations will have a severe negative impact on our ability to remain a viable company.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material  litigation pending or threatened by or against the Company.

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

November 13, 2008

/s/ Eduard Korsinsky

Eduard Korsinsky

Title: Secretary and Chief Financial Officer

          Principal Accounting Officer

November 13, 2008