Form 10-K
period 2008-12-31
GREEN MOUNTAIN RECOVERY, INC.
filed 2009-03-30
CIK 1407591

U.S. SECURITIES AND EXCHANGE

 COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

 X   Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

     Transition report under Section 13 or 15 (d) of the Securities Exchange

Act of 1934 (No fee required)

For the transition period from _____ to _____

Commission file number 333-144982

GREEN MOUNTAIN RECOVERY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0252191
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

39 Broadway, Suite 1601, New York, New York 10006
(Address of Principal Executive Office) (Zip Code)

(212) 363-7500
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year,
if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock par value $.0001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes        No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No    X .

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X  Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

     Large accelerated filer                  Accelerated filer      .

Non-accelerated filer            Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)        Yes    X  No

At March 27, 2009, the aggregate market value of the voting stock held by non-affiliates: N/A

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock as of March 27, 2009.

 FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this report, words such as,   "believes,"    "expects," "intends,"    "plans,"    "anticipates,"    "estimates"  and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

Item 1.  Business

Green Mountain Recovery, Inc. was incorporated under the laws of the State of Delaware on May 17, 2007. We have generated minimal revenues to date. We currently have no employees other than our CEO and CFO who are also our only board members.  Our collection activities are staffed by independent contractors .We retain consultants and other professionals  when necessary.

The Company acquires, manages and collects portfolios of consumer receivables for its own account. These portfolios generally consist of charged-off receivables that we acquire at a significant discount to the total amounts actually owed by the debtors. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and calculate the purchase price so that our estimated cash flow offers us an adequate return on our investment after servicing expenses. After purchasing a portfolio, we actively monitor its performance and review and adjust our collection and servicing strategies accordingly.   In 2008, we acquired 10 portfolios with a face value of $4,967,025.29 for a total cost of $194,819.52.

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

During the year ended December 31, 2008, the Company purchased receivable portfolios with a face value of $4.9 million for $194,820, or a purchase cost of 3.9% of face value. The estimated future collections at acquisition for these portfolios amounted to $546,373.   As of December 31, 2008, we collected $31,226.17 on face value of debt of $132,053.14.

On June 26, 2008, the company formed GMR Credit LLC (“LLC”) under the laws of the State of New York.  The LLC, of which the Company is the sole member, was formed to provide the same services as GMR.

During the year the two officers/shareholders of the Company loaned $4,000 to the Company for working capital. The officers/shareholders also purchased portfolios of charged-off consumer debt originating from either New York or New Jersey totaling $4,967,026 and sold them to the Company for loans at their cost basis of $194,820. All loans to the officers/shareholders are payable on demand and bear no interest.

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

According to the U.S. Federal Reserve Board, consumer credit increased from $1.2 trillion at December 31, 1997 to $2.6 trillion at December 31, 2008.  Over $110 billion in face value of debt was purchased in the United States in 2005.  The vast majority of purchased debt has been charged–off credit card receivables which accounted for 90percent of the face value of debt purchased in 2005. As the debt purchasing market matures, other companies, such as telecommunications providers, hospitals, physician groups and other businesses have begun to sell their nonperforming accounts.

Third–party debt collectors returned $40.4 billion to the U.S. economy in 2007 which represented a 20.9% reduction in private sector bad debt for the year. U.S. collection agencies earned $17.5 billion in 2007. There are approximately 6,500 collection agencies operating the United States.  Most of these collections companies are small, privately-owned companies that collect for others for a contingent fee. Counting creditors’ in–house collectors, the accounts receivable management industry employs 456,000 collectors and is expected to add 18 to 26 percent to staffing roles between 2004 and 2014.

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

During the year ended December 31, 2008, the Company purchased receivable portfolios with a face value of $4.9 million for $194,820, or a purchase cost of 3.9% of face value. The estimated future collections at acquisition for these portfolios amounted to $546,373.

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

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by Joseph Levi, our President and Chief Executive Officer, and Eduard Korsinsky our Chief Financial Officer, Secretary, and Director, at no salary.   Mr. Levi and Mr. Korsinsky have agreed to the deferment of their salary until such time that sufficient funds are available.  Our collection activities are staffed by independent contractors. We retain consultants and other  professionals  when necessary.

Item 1A.   Risk Factors

Risk Factors Relating to Our Business

We may be adversely affected by recent  events in the capital and credit markets.

Recent declines in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit and volatility in the capital and credit markets, have adversely affected business and economic environments.  Any proposed acquisition is exposed to risks associated with the creditworthiness of suppliers, customers and business partners.  In particular, we may be exposed to risks associated with the ongoing decline of the markets.  These conditions have resulting in financial instability or other adverse effects at many prospective business partners.  Any of these events may adversely affect our cash flow, profitability and financial condition.

Moreover, the current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide.  Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets has affected and could continue to adversely affect our ability to access credit from any proposed business combination.

Economic uncertainty and increased bankruptcy filings could severely impact our business plan.

The United States economy is facing a period of increasing economic uncertainty characterized by rising foreclosure rates, instability in the securities markets, and limited access to credit.  As a result, the number of bankruptcy filings has increased.  For the twelve months ended December 31, 2008, the United States Courts received 1,117,771 bankruptcy petitions, an increase of 31.4% over the similar period ended December 31, 2007.   While recent amendments to the Bankruptcy Code have provided increased protection for credit card issuers, the filing of a petition frequently allows the debtor to delay and frequently receive a discharge of its outstanding debt.  In the event that any of the holders credit card debts purchased by the Company file a bankruptcy petition, this will have an adverse effect on our ability to collect such amount

We may not be able to collect sufficient amounts on our defaulted consumer receivables to fund our operations

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

Risks Related to Our Stockholders and Shares of Common Stock

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

Two principal officers beneficially own approximately 92% of our outstanding common stock. Because of this beneficial stock ownership, they are in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. Their interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to[$100,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

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

There has not been any established trading market for our common stock. There can be no assurances as to whether:

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

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock.   Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”).  Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144, the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) increased.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.  Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

Item 1B.  Unresolved Staff Comments.

NONE

Item 2.  Properties

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

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market information

Effective October 17, 2007, we have been approved for listing on the OTCBB under the symbol "GRNN".  As of March 27, 2008, no public market in Green Mountain Recovery, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  Green Mountain Recovery, Inc. makes no representation about the value of its common stock.

814,000 of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended all of which shares are held by affiliates.

As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. As a result of revisions to Rule 144, the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) increased.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

In December 2007, the Securities and Exchange Commission adopted changes to Rule 144, which shortened the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and removed the volume limitations for such persons.

Holders

As of December 31, 2008, Green Mountain Recovery, Inc. has 2,500,000 shares of $0.0001 par value common stock issued and outstanding held by approximately 42 shareholders of record.  Green Mountain Recovery, Inc.'s Transfer Agent is: Action Stock Transfer Corporation., 7069 S. Highland Dr., Suite 300, Salt Lake City, UT 84121 Tel (801) 274-1088.

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

No options are outstanding or have been issued under the Plan as of December 31, 2008.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

Item 6.   Selected Financial Data.

The Company is not subject to this requirement since it is a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Our primary source of revenue is derived from cash collections on our purchased charged-off receivables portfolios. Since the credit originator, and in most cases other collection companies, have unsuccessfully attempted to collect these receivables, we are able to purchase them at a substantial discount to face value.

During the year the two officers/shareholders of the Company loaned $4,000 to the Company for working capital. The officers/shareholders also purchased portfolios of charged-off consumer debt originating from either New York or New Jersey totaling $4,967,026 and sold them to the Company for loans at their cost basis of $194,820. All loans to the officers/shareholders are payable on demand and bear no interest.

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

Under its legal collection model, the Company intends to outsource the collections of its debt portfolio to attorneys in New York and New Jersey that have experience in collecting debt.  The Company will typically compensate the collection attorneys with a percentage of the amount of collections they achieve. As of December 31, 2008, the Company received $31,226.17 in revenues from its legal collection strategy. The Company had no collection revenue in 2007 .

The Company continues to intend to acquire portfolios of charged-off receivables to purchase that meet its criteria. Prices for charged-off accounts receivable portfolios have decreased over the past 6 months. Although we cannot give any assurances that prices will not drop further, we are determined to remain disciplined and purchase portfolios only when we believe we can achieve acceptable returns.

From time to time, we may sell previously acquired charged-off consumer receivables to third parties, retaining no claims to any of the subsequent collections. When we sell receivables prior to attempting any collection efforts, we record a gain or loss on sale by comparing the price paid for the receivables to the price received from the purchaser. If we sell receivables out of a portfolio that has received collections, we determine the basis of the sold receivables by using the pro rata share of the face amount sold to the current carrying value of the portfolio and then record the gain or the loss on sale by comparing the basis of the sold receivable to the price received from the purchaser

We do not have sufficient resources to effectuate our business. As of December 31, 2008 we had approximately $22,174 in cash. We expect to require approximately $100,000 to fund operations over the next twelve months including general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officers will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for operations will have a severe negative impact on our ability to remain a viable company.

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

Impact of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending December 31, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and in the following year that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is not subject to this requirement since it is a smaller reporting company.

Item 8.   Financial Statements and Supplementary Data

Our audited financial statements for the year ended December 31, 2008 are set forth beginning at Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A(T). Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors and Executive Officers

Set forth below is certain information relating to our directors and executive officers, including their names, ages, and business experience.

Name and Business Address	Age	Position
Joseph Levi 39 Broadway New York, New York 10006	50	President, Chief Executive Officer & Director
Eduard Korsinsky 39 Broadway New York, New York 10006	37	Secretary, Chief Financial Officer & Director

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

Mr. Levi is the President, Chief Executive Officer and a Director of IP Technology Services, Inc., and a director of StatSure Diagnostic Systems, Inc.  Mr. Korsinsky is not a director in any reporting company.  They have not been affiliated with any business that has filed for bankruptcy within the last five years. They are not parties adverse to our Company and nor do they have a material interest adverse to it.

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

Item 11. Executive Compensation

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings($)	All Other Compen -sation ($)	Total ($)

Joseph Levi	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Eduard Korsinsky	2007	0	0	0	0	0	0	0	0
Secretary and	2006	0	0	0	0	0	0	0	0
Treasurer	2005	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of March 27, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.  The balance shown for Joseph Levi includes an additional 3,000 Shares owned by his wife in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children.  Mr. Levi disclaims any beneficial interest in or control over any of such shares other than that which may be attributed to them by operation of law.  Except as noted below, each person has sole voting and investment power.

Name and Address of	Number of Shares
Beneficial Owner[1]	Beneficially Owned	Percent of Class

Joseph Levi	1,150,000	46%
Eduard Korsinsky	1,147,000	45.9%

Officers and Directors
As a group (2 members)	2,297,000	91.9%

Change in Control

No arrangements exist that may result in a change of control of Green Mountain Recovery, Inc.

Item 13. Certain Relationships and Related Transactions

On May 17, 2007, we issued 2,294,000 shares of our common stock to Joseph Levi and Eduard Korsinsky  in consideration for the payment of an aggregate of $1,147 each. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

Item 14.  Principal Accounting Fees and Services

Li & Company, PC is the Company's principal auditing firm.

Audit Fees.   During the year ended December 31, 2008, the Company’s principal accountants, Li & Company PC billed $14,500 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports.  During the year ended  December 31, 2007, the Company's accountants, Li & Company PC, billed $21,500 in fees that were directly associated with the preparation of annual audit reports and quarterly review report.

_____________________________

1   The address for each person is 39 Broadway, Ste. 1601, New York, New York 10006.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this registration statement:

Exhibit	Description
3.1	Certificate of Incorporation of Registrant**
3.2	By-Laws of Registrant**
10.1	2007 Non-Statutory Stock Option Plan**
10.2	Receivable Purchase Agreement**
10.3	Form of Regulation D Subscription Agreement **
31.1	Rule 13a-14(a) Certifications*
32.1	Section 1350 Certifications*

* Filed herewith

**Filed as an exhibit to the Company’s registration statement on Form SB-2, File No. 333-144982, which was declared effective by the Commission on August 13, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MOUNTAIN RECOVERY, INC.

Date: March 30, 2009	By:	/s/ Joseph Levi

Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and the date indicated.

Date: March 30, 2009	By:	/s/ Joseph Levi

Chief Executive Officer, President, Director, (principal executive officer)

Date: March 30, 2009	By:	/s/ Eduard Korsinsky

Chief Financial Officer, Secretary, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s fiscal year ended December 31, 2008, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2009 annual meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

FINANCIAL STATEMENTS

GREEN MOUNTAIN RECOVERY, INC.

DECEMBER 31, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

Contents

Page(s)

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statement of Stockholders’ Equity (Deficit)

F-5

Consolidated Statements of Cash Flows

F-6

Notes to the Consolidated Financial Statements

F-7 to F-12

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Green Mountain Recovery, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Green Mountain Recovery, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2008 and the six months ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Recovery, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and the six months ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has minimal revenues, a net loss and has an accumulated deficit of $88,574 at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 23, 2009

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$22,174	$12,822
Purchased accounts receivable	183,693	9,698
Total current assets	205,867	22,520

TOTAL ASSETS	$205,867	$22,520

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$40,221	$22,310
Due to officer/shareholder	211,320	12,500
Total current liabilities	251,541	34,810

Stockholders' Deficit
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	2,500	2,500
Additional paid-in capital	40,400	40,400
Accumulated deficit	(88,574)	(55,190)
Total stockholders’ deficit	(45,674)	(12,290)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,867	$22,520

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Statements of Operations

	For the Year Ended	For the Six Months Ended
	December 31,	December 31,
	2008	2007
Revenue:
Collection revenue	$22,465	$-
Total revenue	22,465	-

Operating Expenses:
Collection fees	15,932	-
Professional fees	31,375	9,500
General and administrative	8,542	7,333
Total operating expenses	55,849	16,833

Loss before income taxes	(33,384)	(16,833)

Provision for income taxes	-	-

Net loss	$(33,384)	$(16,833)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2008

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2007	2,500,000	$ 2,500	$ 38,600	$ (38,357)	$ 2,743

Contribution to capital	-	-	1,800	-	1,800

Net loss	-	-	-	(16,833)	(16,833)

Balance, December 31, 2007	2,500,000	2,500	40,400	(55,190)	(12,290)

Net loss	-	-	-	(33,384)	(33,384)

Balance, December 31, 2008	2,500,000	$ 2,500	$ 40,400	$ (88,574)	$ (45,674)

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Six Months Ended
	December 31,	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,384)	$(16,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in purchased accounts receivable	20,825	303
Increase in accrued expenses	17,911	11,438
Net Cash Provided by (Used in) Operating Activities	5,352	(5,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to officer/stockholder	4,000	12,500
Contributions to capital	-	1,800
Net Cash Provided by Financing Activities	4,000	14,300

NET CHANGE IN CASH	9,352	9,208

CASH AT BEGINNING OF PERIOD	12,822	3,614
CASH AT END OF PERIOD	$22,174	$12,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$692	$-

NON-CASH FINANCING AND INVESTING
Receivables purchased for debt	$194,820	$-

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

December 31, 2008 and 2007

Notes to the Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include all accounts of GMR as of December 31, 2008 and for the year ended December 31, 2008 and the period from July 1, 2008 through June 30, 2008, and include all accounts of LLC, its wholly-owned subsidiary as of December 31, 2008 and for the period from June 26, 2008 (inception) through December 31, 2008.  All inter-company balances and transactions have been eliminated.

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

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, purchased accounts receivable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

The Company acquired the accounts receivable in portfolios that were recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed, unless replaced, returned or sold. All acquired accounts receivable have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts receivable, and the amount paid for a portfolio of accounts receivable reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to each loan’s contractual terms. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition). The Company determines the nonaccretable difference, or the excess of the portfolio’s contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount represents accretable yield, or the excess of the portfolio’s cash flows expected to be collected over the amount paid, and is accreted into earnings over the remaining life of the portfolio.

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

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2008, the Company has minimal revenues, has incurred losses since inception and has an accumulated deficit of $88,574.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – INVESTMENT IN RECEIVABLE PORTFOLIOS

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

The Company acquires accounts receivable portfolios that are recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed, unless replaced, returned or sold. All acquired accounts receivable have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts receivable, and the amount paid for a portfolio of accounts receivable reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to each loan’s contractual terms. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition). The Company determines the nonaccretable difference, or the excess of the portfolio’s contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount represents accretable yield, or the excess of the portfolio’s cash flows expected to be collected over the amount paid, and is accreted into earnings over the remaining life of the portfolio.

In compliance with SOP 03-3, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method.  The interest method applies an effective interest rate, or IRR based on the expected monthly collections over the estimated economic life of the portfolio of accounts receivable compared to the original purchase price. Collections on the portfolios are allocated to revenue and principal reduction based on the estimated IRR for each accounts receivable. Revenue on purchased accounts receivable is recorded monthly based on applying the effective IRR for the quarter to its carrying value. Over the life of a portfolio, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its portfolio determined using the effective interest rates has decreased, and if so, records an expense to establish a valuation allowance to maintain the original IRR established at acquisition. Any increase in actual or estimated cash flows expected to be collected is first used to reverse any existing valuation allowance for that portfolio, or aggregation of portfolios, and any remaining increases in cash flows are recognized prospectively through an increase in the IRR. The updated IRR then becomes the new benchmark for subsequent valuation allowance testing.

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of December 31, 2008, there one portfolio accounted for using the cost recovery method, consisting of $6,799 in net book value of investment in receivable portfolios. The Company no longer anticipates a sale of these receivable portfolios and has placed them with external collection agencies. Since the Company is no longer actively collecting on these accounts internally, it has classified them as Cost Recovery Portfolios. The $6,799 in net book value, reflects the value the Company expects to realize through the collection activities of the external agencies.

During the year ended December 31, 2008, the Company purchased receivable portfolios with a face value of $4.9 million for $194,820, or a purchase cost of 3.9% of face value. The estimated future collections at acquisition for these portfolios amounted to $546,373.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2008 and 2007, there was no revenue recognized on portfolios for which the related cost basis has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods:

	For the Year Ended December 31, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$—	$—	$—	$—
Purchases of receivable portfolios	—	10,001	—	10,001
Gross collections	—	(303)	—	(303)
Put-backs and recalls	—	—	—	—
Revenue recognized	—	—	—	—
Impairment, net	—	—	—	—
	—
Balance, end of period	$—	$9,698	$—	$9,698

Revenue as a percentage of collections	—%	0.0%	—	0.0%

	For the Year Ended December 31, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$—	$9,698	$—	$9,698
Purchases of receivable portfolios	194,820	—	—	194,820
Gross collections	(31,226)	(2,899)	—	(34,125)
Put-backs and recalls	(6,792)	—	—	(6,792)
Revenue recognized	20,092	—	—	20,092
Impairment, net	—	—	—	—

Balance, end of period	$176,894	$6,799	$—	$183,693

Revenue as a percentage of collections	64.3%	0.0%	—	58.9%

NOTE 5 - DUE TO OFFICER/SHAREHOLDER

During the year the two officers/shareholders of the Company loaned $4,000 to the Company for working capital. The officers/shareholders also purchased portfolios of charged-off consumer debt originating from either New York or New Jersey totaling $4,967,026 and sold them to the Company for loans at their cost basis of $194,820. All loans to the officers/shareholders are payable on demand and bear no interest.

NOTE 6 - STOCKHOLDERS’ DEFICIT

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

No options are outstanding or have been issued under the Plan as of December 31, 2008 or 2007.

NOTE 7 – INCOME TAXES

At December 31, 2008, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $88,574 that may be offset against future taxable income through 2028. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $30,115 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $11,415 and $5,723 for the year ended December 31, 2008 and for the six months ended December 31, 2007, respectively.

Components of deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$30,115	18,700
Less valuation allowance	(30,115)	(18,700)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2008	For the Six Months Ended December 31, 2007

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

NOTE 8 – RELATED PARTY TRANSACTIONS

In July and August 2007 the Company’s two officers contributed $1,800 to capital.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On June 27, 2007, the Company executed an agreement with a provider of collection agencies. The provider of the agencies will receive a servicing fee equal to 5% on all monies collected. Agency fees will be negotiated based on the portfolio serviced and placed. Either party may terminate the agreement by giving thirty (30) days notice.