Form 10-Q
period 2009-03-31
GREEN MOUNTAIN RECOVERY, INC.
filed 2009-05-13
CIK 1407591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

     .  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

GREEN MOUNTAIN RECOVERY, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	333- 144982	26-0252191
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

39 Broadway

New York, New York 10006

(Address of principal executive offices)

(212) 363-7500

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      .   Accelerated Filer      .       Non-Accelerated Filer     .      Smaller Reporting Company  X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, as of May ____, 2009.

GREEN MOUNTAIN RECOVERY, INC.

FORM 10-Q

March 31, 2009

ITEM 1. Financial Information

GREEN MOUNTAIN RECOVERY, INC.

March 31, 2009 and 2008

Page
ITEM 1 – Consolidated Financial Information

Consolidated Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash	$21,600	$22,174
Purchased accounts receivable	168,075	183,693
Total Current Assets	189,675	205,867

TOTAL ASSETS	$189,675	$205,867

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$24,123	$40,221
Due to officers/shareholders	211,320	211,320
Total Current Liabilities	235,443	251,541

Stockholders' Deficit
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 99,000,000 shares authorized; 2,500,000 shares issued and outstanding	2,500	2,500
Additional paid-in capital	40,400	40,400
Accumulated deficit	(88,668)	(88,574)
Total Stockholders’ Deficit	(45,768)	(45,674)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$189,675	$25,867

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Revenue:
Collection revenue	$28,182	$-
Total revenue	28,182	-

Operating Expenses:
Collection fees	$19,019	$-
Professional fees	4,526	3,500
General and administrative	4,731	715
Total operating expenses	28,276	4,215

Loss before income taxes	(94)	(4,215)

Provision for income taxes	-	-

Net loss	$(94)	$(4,215)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	2,500,000	2,500,000

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94)	$(4,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in purchased accounts receivable	15,618	-
Decrease in accounts payable and accrued expenses	(16,098)	(10,123)
Net Cash Used in Operating Activities	(574)	(14,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to officer/stockholder	-	4,000
Net Cash Provided by Financing Activities	-	4,000

NET CHANGE IN CASH	(574)	(10,338)

CASH AT BEGINNING OF PERIOD	22,174	12,822
CASH AT END OF PERIOD	$21,600	$2,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$2,075	$400

See accompanying notes to the financial statements.

GREEN MOUNTAIN RECOVERY, INC.

March 31, 2009 and 2008

Notes to the Consolidated Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10 and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K, filed on March 30, 2009.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, purchased accounts receivable, accrued expenses, income taxes payable and due to officers/shareholders approximate their fair values because of the short maturity of these instruments.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009 or 2008.

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2009, the Company has minimal revenues, has negative working capital and has an accumulated deficit of $88,668.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of March 31, 2009, one portfolio accounted for using the cost recovery method, consisting of $6,799 in net book value of investment in receivable portfolios. The Company no longer anticipates a sale of these receivable portfolios and has placed them with external collection agencies. Since the Company is no longer actively collecting on these accounts internally, it has classified them as Cost Recovery Portfolios. The $6,799 in net book value, reflects the value the Company expects to realize through the collection activities of the external agencies.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the quarter ended March 31, 2009, there was no revenue recognized on portfolios for which the related cost basis has been fully recovered.

NOTE 5 – DUE TO OFFICER/SHAREHOLDERS

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

During 2008,  the two officers/shareholders of the Company loaned $4,000 to the Company for working capital. The officers/shareholders also purchased portfolios of charged-off consumer debt originating from either New York or New Jersey totaling $4,967,026 and sold them to the Company for loans at their cost basis of $194,820. All loans to the officers/shareholders are payable on demand and bear no interest.

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

Under its legal collection model, the Company intends to outsource the collections of its debt portfolio to attorneys in New York and New Jersey that have experience in collecting debt.  The Company will typically compensate the collection attorneys with a percentage of the amount of collections they achieve. As of March 31, 2009, the Company received $43,800 in revenues from its legal collection strategy.

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

We do not have sufficient resources to effectuate our business. As of March 31, 2009 we had approximately $21,600 in cash. We expect to require approximately $100,000 to fund operations over the next twelve months including general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officers will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for operations will have a severe negative impact on our ability to remain a viable company.

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2009.

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

May 12, 2009

/s/ Eduard Korsinsky

Eduard Korsinsky

Title: Secretary and Chief Financial Officer

Principal Accounting Officer

May 12, 2009