Form 10-K
period 2009-12-31
Masterbeat Corp
filed 2010-04-26
CIK 1407591

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
[X] Annual report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 2009

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to _____________

                        Commission file number 333-144982

                             MASTERBEAT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             26-0252191
(State or other jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

222 East 31st Street - Main Level, New York, New York              10016
       (Address of Principal Executive Office)                   (Zip Code)

                                 (212) 532-1813
              (Registrant's Telephone Number, Including Area Code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                     Common Stock par value $.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

At the last business day of the Registrant's most recently completed second quarter (June 30, 2009), there was no active trading market in Registrant's Stock and therefore no market value has been computed.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 10,408,815 shares of Common Stock as of April 19, 2010.

                                TABLE OF CONTENTS

PART I

Item 1.     Business                                                           3

Item 1A.    Risk Factors                                                       7

Item 1B.    Unresolved Staff Comments                                         12

Item 2.     Properties                                                        12

Item 3.     Legal Proceedings                                                 12

Item 4.     RESERVED                                                          12

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters                                                           12

Item 6.     Selected Financial Data                                           13

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         13

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        21

Item 8.     Financial Statements and Supplementary Data                       21

Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          21

Item 9A(T). Controls and Procedures                                           22

PART III

Item 10.    Directors and Executive of the Registrant                         23

Item 11.    Executive Compensation                                            26

Item 12.    Security Ownership of Certain Beneficial Owners and Management    27

Item 13.    Certain Relationships and Related Transactions                    27

Item 14.    Principal Accounting Fees and Services                            28

PART IV

Item 15.    Exhibits, Financial Statement Schedules                           28

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, management's ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

                                     PART I

ITEM 1. BUSINESS

The Company was incorporated under the laws of the State of Delaware on May 17, 2007 as Green Mountain Recovery, Inc.

On December 29, 2009 we acquired 100% of the membership interests in Masterbeat, LLC (Masterbeat) in exchange for the issuance of 8,500,000 shares of common stock of the Company. This Share Exchange resulted in MASTERBEAT becoming a wholly-owned subsidiary of the Registrant.

The Registrant intends to carries on the business of its wholly owned subsidiary MASTERBEAT through its operating units Masterbeat.com; posterprintship.com; and circuitticket.com as its sole line of business. Masterbeat.com is an online digital music store offering millions of tracks for legal paid download. Specializing in dance music, the website features hard-to-obtain remixes from the major record labels (Universal Music Group, SONY BMG, Warner Music Group, and EMI) as well as music from thousands of independent labels, worldwide. Masterbeat.com also produces large scale dance events under its "powered by Masterbeat.com" name. Posterprintship.com is a quick-turnaround online printing store and circuitticket.com is an automated ticketing site, and an event-planning concern.

ACCOUNTING TREATMENT; CHANGE OF CONTROL

The former Members of MASTERBEAT acquired a majority of issued and outstanding common stock. Therefore although Masterbeat became a wholly owned subsidiary, the transaction was accounted for as a recapitalization of Green Mountain Recovery Inc. Green Mountain is deemed to be the accounting acquirer. We changed our name to Masterbeat Corporation on December 30, 2009.

DESCRIPTION OF OUR BUSINESS

MASTERBEAT is a digital music company. Though its website Masterbeat.com, the Company makes dance music, remixes and electronica available to consumers on the website.

The Company's signature web site is a digital music download store with the domain name www.Masterbeat.com. The store provides customers around the world with 24-7 access to the highest quality digital music files available.
Presently, the site differentiates itself from the competition by focusing on dance music, a powerful vertical market with a loyal consumer following. The Company has professional relationships with all four major record labels, as well as thousands of independent labels. Masterbeat has over 4 million songs for sale, and is currently the only digital service provider to carry "lossless" (uncompressed, CD quality) files from Warner Music Group and Universal Music Group.

MASTERBEAT produces several large scale dance events branded as "powered by Masterbeat.com", further promoting recognition and loyalty while creating additional revenue streams for the company. MASTERBEAT'S largest and most popular event is produced annually in Los Angeles for New Year's Eve. Now in its tenth year, the event features international superstar DJ's, performances and concerts by live artists and had a global audience of over 5,000 at its December 31, 2008 event. Future events will be netcasted and/or broadcasted to further monetize these projects.

An off-shoot of MASTERBEAT'S event marketing, www.posterprintshop.com was conceived to reduce overhead for company dance events by printing all signage and printed materials in-house. However, the site appealed to outside consumers desirous of quick turnaround times, a simple user interface and experience, and a courteous and responsive customer service department.

In order to reduce ticket fees and surcharges for its events, MASTERBEAT created www.circuiticket.com, a full service ticketing site capable of sequencing, tracking, printing, and delivering high quality ticket stubs for a wide array of events, parties, festivals, concerts and other gatherings.

Both printship.com and circuitticket.com are available to and utilized by third parties.

MARKET FOR PRODUCTS

In the past, the recorded music market has consisted of albums and single tracks recordings distributed in traditional formats and sold in record stores. The early 21st century ushered in licensed digital distribution services that provide electronic files for use on computers, mp3 players, and cell phones. Global spending on recorded music is estimated to be approximately $30 Billion annually. Consumer demand for music is higher than ever. Total music consumption in the US rose by one third between 2003 and 2007 and Nielsen Soundscan reported overall sales at an all-time high in the US in 2008. Single track downloads (Masterbeat.com's specialty) were up 24 percent in 2008 to 1.4 billion units globally and continue to drive the online market.

Masterbeat.com has formed partnerships across the music industry to drive traffic to the site from various sources. Alliances with local, national, internet and satellite radio stations allow us to post weekly `charts' and playlists of top hits along with offerings from popular DJ's. These partners drive traffic to the site as customers seek to purchase the latest and most popular tracks. Goom Radio has expressed its intention to choose Masterbeat.com to be its fulfillment partner in 2010 and this affiliation should drive additional traffic to the Company's site for music purchase.

Masterbeat.com has also joined with LinkShare, the world's largest affiliate program, to drive traffic to the site with banner and text links. A commission is paid to affiliates who refer new and paying customers to the site. Masterbeat.com also developed its own affiliate network and revenue sharing platform as a competitive alternative to LinkShare.

Growth in digital distribution and mobile music will drive spending in the recorded music market, offsetting further declines in spending on physical formats. Digital distribution will be driven by rising broadband subscribership, the launch of new services, content availability and attractive pricing. Physical formats will face growing competition from licensed digital distribution.

Digital distribution is enabling the possibility that virtually any track could become available as a single available for licensed download where only a fraction of songs are available as a single in physical format. As a result, the digital market enjoys a competitive advantage over the physical market because it provides greater access to songs and serves that market more efficiently. Moreover, digital's price point is far more attractive than the price point for physical delivery and still leaves room for price increases on digital product while maintaining a substantial advantage compared with prices for physical product.

DOWNLOAD MANAGER

Masterbeat.com's new cross-platform (Windows & Mac) "download manager" allows one click downloads of all customer purchases on Masterbeat.com to a location of the user's choice, and automatic adding to iTunes or Windows Media Player libraries.

CUSTOMIZABLE PLAYER

A fully customizable player widget can be embedded on any web site including MySpace, Facebook and the various other social networking sites. The player can be easily rebranded, features a moving ticker and rotating advertising panels (all customizable by partner). The widget can feature from 10 - 100 tracks with preview ability. The player can be further customized and shared by users, spreading across the web virally. The widget can also be linked to any Masterbeat.com affiliate account to earn revenue for the partner and our site.

CUSTOMERS

The market for customers of Masterbeat.com can be divided into four primary segments:

EXISTING CUSTOMER BASE: Masterbeat.com currently benefits from an established base of over 100,000 customers. This existing base of customers has grown since the start of MASTERBEAT in 1996 and consists of people who have purchased MASTERBEAT CD's and attended MASTERBEAT events. Masterbeat.com has a comprehensive mailing and email database of these customers and is able to market to them directly, with permission.

FITNESS  PROFESSIONALS:  Another  important  segment for dance  music,  and thus
Masterbeat.com,  is the  fitness  professional.  Fitness  professionals  include spinning instructors, personal trainers, health clubs, etc. Fitness professionals have proven to be a loyal customer of the traditional MASTERBEAT CD series.

DANCE ENTHUSIASTS: This is the largest segment of potential customers for Masterbeat.com. This segment consists of general consumers, from all walks of life, all around the globe, that enjoy the dance genre as one of their primary music listening choices. Just like "Pop", "Rap", and "Top 40"; the "Dance" genre enjoys a large dedicated fan base that listens to dance radio stations and purchases dance-oriented music on a regular basis.

MAINSTREAM MUSIC CONSUMER: This segment consists of the millions of general music consumers around the world that purchase all formats and genres of music. We expect to receive a fair percentage of customers from this segment as we become the leader in the dance music niche.

COMPETITION

There is very strong competition in the music industry for the consumer dollar. Consumers have varied tastes and interests in music, usually preferring only one or two genres of music and favoring a certain medium and channel to obtain their music. The Internet is dramatically changing the way the general consumer purchases their music, as more and more look online. Brand recognition, ease of use and accessibility are key to earning the consumer's business and keeping it. Like many industries, it is possible for niche players to thrive in an industry dominated by a few key companies. While sites such as iTunes may continue to dominate the market for the general music consumer, a specialty site such as Masterbeat.com can thrive and be extremely profitable catering to a special audience and providing exclusive tracks and services not available elsewhere.

THE FOLLOWING ARE THE COMPANY'S PRESENT MAJOR COMPETITORS.

THE ITUNES MUSIC STORE is a US-based online digital media store operated by Apple Inc. Opening on April 28, 2003, it is now is the number-one music vendor in the United States and has sold several billion downloads since its inception.

AMAZON MP3 is a digital music store owned and operated by amazon.com. At launch, Amazon offered "over 2 million songs from more than 180,000 artists and over 20,000 labels, including EMI Music and Universal Music Group", to customers located in the United States only. In December 2007 Warner Music Group announced that it would offer its catalogue on Amazon MP3 and in January 2008, SONY BMG followed suit. The current catalogue is 9.6 million songs.

NAPSTER, INC. is an online music store offering a variety of purchase and subscription models. The service currently has a music catalogue of over 8,000,000 songs, making it one of the largest online music stores.

RHAPSODY an online music store run by RealNetworks and available in the US only. Launched in December 2001, Rhapsody was the first music service to offer streaming on-demand access to a large library of digital music. Rhapsody boasts a catalogue of 5,000,000 songs.

7DIGITAL a privately-held digital media delivery company based in the United Kingdom, offering downloadable music, video and movies to customers primarily within major European markets.

BEATPORT a US-based online music store located in Denver, Colorado that specializes in electronic, dance and remixed music. Similar to Masterbeat, Beatport offers new releases, classic and exclusive tracks, all of which are categorized by genre, such as house, trance, and techno music. Beatport does not sell content from any of the major record labels.

EMPLOYEES

As of April 9, 2010 we had a total of three full time employees.

ITEM 1A. RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN EVALUATING OUR BUSINESS BEFORE PURCHASING ANY OF OUR SHARES OF COMMON STOCK. NO PURCHASE OF OUR COMMON STOCK SHOULD BE MADE BY ANY PERSON WHO IS NOT IN A POSITION TO LOSE THE ENTIRE AMOUNT OF HIS INVESTMENT. THE ORDER OF THE FOLLOWING RISK FACTORS IS PRESENTED ARBITRARILY. YOU SHOULD NOT CONCLUDE THE SIGNIFICANCE OF A RISK FACTOR BECAUSE OF THE ORDER OF PRESENTATION. OUR BUSINESS AND OPERATIONS COULD BE SERIOUSLY HARMED AS A RESULT OF THESE RISKS.

WE HAVE A LIMITED OPERATING HISTORY WHICH LIMITS THE INFORMATION AVAILABLE TO YOU TO EVALUATE OUR BUSINESS.

There is a limited operating and financial information to evaluate historical performance and the Company's future prospects. Following the closing of the Merger, we face the risks and difficulties of an early-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that the Company will succeed in addressing any or all of these risks or that it will achieve future profitability and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results.

A GENERAL  ECONOMIC  DOWNTURN  COULD  RESULT IN  CUSTOMERS  NOT  PURCHASING  OUR
SERVICES.

Any decline in the general economy or concern about an imminent decline could delay decisions by prospective customers to make initial evaluations of, or investments, in the Company and its products. Any reduction of or delays in expenditures could harm our business.

BECAUSE MASTERBEAT BECAME PUBLIC BY MEANS OF A "REVERSE MERGER" TRANSACTION, THE COMPANY MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

There may be risks associated with MASTERBEAT'S becoming public through a reverse merger transaction. Specifically, securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of the Company's common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of the Company.

WE HAVE A LARGE NUMBER OF AUTHORIZED BUT UNISSUED COMMON STOCK.

Our Articles of Incorporation authorize the issuance of 80,000,000 shares of common stock and 20,000,000 shares of preferred stock. We presently have 10,408,815 shares of common stock issued and outstanding. Our Board of Directors has the power to issue any or all of such additional shares without stockholder approval. We may issue shares for the purpose of raising additional capital. Potential investors should be aware that any such stock issuance may result in a reduction of the book value or market price of our common stock of the then outstanding shares. Furthermore, if we issue additional shares, such issuance will reduce the proportionate ownership and voting power of the other stockholders, and any new issuance of shares may result in a change of our control.

RESALE OF OUR SHARES MAY BE DIFFICULT BECAUSE THERE IS A LIMITED MARKET FOR OUR SHARES. THIS MAY REDUCE OR LIMIT THE POTENTIAL VALUE OF OUR SHARES.

There is presently a limited public market for our shares of common stock and no assurance that such a public market will continue in the future; that it will be maintained or that it will be sufficiently active or liquid to allow stockholders to easily dispose of their shares. The existence of a public market with little or no activity or liquidity is likely to reduce or limit the potential value of our shares.

COMPETITION MAY ADVERSELY IMPACT OUR FINANCIAL RESULTS.

The Company faces significant competition from companies such as Apple, Amazon.com Napster.com, and Rhapsody.com which offer substantially similar products and services which are better capitalized and have greater name recognition. We expect our competitors will continue to leverage significant financial resources to facilitate further growth.

TECHNOLOGY AND SERVICE LIMITATIONS MAY IMPACT REVENUES.

While the Company employs leading edge technology and is committed to the continual development and deployment of new and improved technology, the inability to respond quickly, to meet changing consumer demands or expand our user base could result in significant reduction in our business operation.

CONTROL BY MANAGEMENT.

Management currently owns a majority of the Company's issued and outstanding shares of common stock. The Company's Management will continue to be in a position to elect all or a majority of the Company's directors, appoint its officers, and control the Company's affairs and operations.

DEPENDENCE ON MANAGEMENT.

The Company's future success will be significantly dependent on the Company's management team. The Company's success will be particularly dependent upon Brett Henrichsen the Company's Chief Executive Officer. The Company does not presently have key man life insurance for Mr. Henrichsen and his loss would likely have a materially adverse effect on our business. The Company will attempt to obtain key man insurance for Mr. Henrichsen but there is no guarantee that we will be able to obtain same or if we can obtain same that it will be at favorable rates.

NO DIVIDENDS.

The Company has not paid any dividends to date. For the foreseeable future it is anticipated that earnings generated from operations of the Company will be used to finance the growth of the Company. Therefore, it is not expected that cash dividends will be paid to stockholders in the near future.

PENNY STOCK RULES: POSSIBLE INABILITY TO SELL IN THE SECONDARY MARKET.

Rule 3a51-1 of the Exchange Act defines a "penny stock" as an equity security that is not, among other things: a) a reported security (i.e., listed on certain national securities exchanges); b) a security registered or approved for registration and traded on a national securities exchange that meets certain guidelines, where the trade is effected through the facilities of that national exchange; c) a security listed on NASDAQ; d) a security of an issuer that meets certain minimum financial requirements, i.e., "net tangible assets" in excess of $2,000,000 (if the issuer has been continuously operating for less than three years) or $5,000,000 (if the issuer has been continuously operating for more than three years), or "average revenue" of at least $6,000,000 for the last three years); or e) a security with a price of at least $5.00 per share for the transaction in question or that has a bid quotation (as defined in the Rule) of at least $5.00 per share. Under Rule 3a51-1, if the Company's Common Stock sells below $5.00 per share, the Company's Common Stock will fall within the definition of "penny stock."

If the Company's Common Stock is deemed to be a penny stock, trading therein will be subject to the requirements of Rule 15g-9 and Section 15(g) under the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell non-exempt securities to persons other than established customers. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Pursuant to Section 15(g) and related Rules, brokers and/or dealers, prior to effecting a transaction in penny stock, will be required to provide investors with written disclosure documents containing information concerning various aspects involved in the market for penny stocks as well as specific information about the penny stock and the transaction involving the purchase and sale of that stock, e.g., price quotes and broker-dealer and associated person compensation. Subsequent to the transaction, the broker will be required to deliver monthly or quarterly statements containing specific information about the penny stock. The foregoing requirements will most likely negatively affect the ability of purchasers herein to sell their shares in the secondary market.

POTENTIAL FUTURE SALES UNDER RULE 144 MAY DEPRESS THE MARKET PRICE FOR THE COMMON STOCK.

Rule 144 permits the sale of shares without any quantity limitation by a person who is not considered to be our affiliate and who has beneficially owned their shares for a minimum period of six months. Therefore, the possible sale of our currently outstanding shares pursuant to Rule 144 may, in the future, have a depressive effect on the price of our common stock in the over-the counter market.

BECAUSE WE DO NOT HAVE AN AUDIT OR COMPENSATION COMMITTEE, SHAREHOLDERS WILL HAVE TO RELY ON OUR CHIEF EXECUTIVE OFFICER AND SECRETARY, WHO AND NOT INDEPENDENT, TO PERFORM THESE FUNCTIONS.

We do not have an audit or compensation committee. These functions are performed by our Chief Executive Officer and Secretary. Thus, there is a potential conflict of interest in that our Chief Executive Officer and Secretary have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING AND SATISFY OBLIGATIONS THROUGH ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management's ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $ .0001 per share.

Our board of directors is entitled to authorize the issuance of up to 20,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.

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

THE ABILITY OF OUR TWO PRINCIPAL OFFICERS TO CONTROL OUR BUSINESS MAY LIMIT OR ELIMINATE MINORITY SHAREHOLDERS' ABILITY TO INFLUENCE CORPORATE AFFAIRS.

Two principal officers beneficially own approximately 70% of our outstanding common stock. Because of this beneficial stock ownership, they are in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. Their interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

The Company's offices are located at 222 East 31st Street, Main Level, New York, New York 10016 and 6121 Santa Monica Blvd., Studio A, Hollywood, California 91038. The Company's main office is at 222 East 31st Street, New York, NY in the suite of Jon Biondo, the Company's Secretary and a member of the Board and is provided without charge. The Company's office in Hollywood, California is in the third year of a five year lease at an annual base rental of $114,000.00.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4. RESERVED

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER'S PURCHASES OF EQUITY SECURITIES

A limited public trading market currently exists for the Company's securities which are presently traded on the over-the-counter bulletin board ("OTCBB") under the symbol MSTO. Our common shares initially began trading on the OTC Bulleting Board on January 5, 2010. The high and low closing prices of the first quarter of 2010 are $3.00 and $.885 respectively as reported by the quotation services operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

On April 19, 2010 the closing bid price of our common stock as reported on the OTC Bulleting Board was $.28 per share.

There is no assurance that such market will continue, or that a shareholder will be able to liquidate his or her investment.

RECENT SALES OF UNREGISTERED SECURITIES

On March 23, 2010, the Company issued 408,815 shares of restricted stock as follows:

     (a) 135,135 restricted shares to two accredited investors in consideration of payment of the aggregate sum of $75,000 pursuant to subscription agreements entered into on December 16, 2009.

     (b) 93,500 restricted shares valued at $1.30 per share for aggregate consideration of $121,500 to five persons in consideration for services rendered.

     (c) 180,180 restricted shares valued at $.555 per shares in consideration of the cancellation of all principal and accrued interest due and owing on a promissory note in the principal amount of $100,000.

TRANSFER AGENT AND REGISTRAR

Action Stock Transfer Corp. 7069 South Highland Drive, Suite 300, Salt Lake City, Utah 84121, telephone number (801) 274-1088.

DIVIDENDS. The Registrant has not declared or paid any cash dividends on its common stock since inception. There are no restrictions on the common stock that limit our ability of us to pay dividends if declared by the Board of Directors. The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Registrant is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Registrant's assets, after payment of the liabilities, is less than the aggregate of the Registrant's liabilities and stated capital of all classes

EQUITY COMPENSATION PLAN INFORMATION

As of April 9, 2010 and as of December 31, 2009, the end of our most recent fiscal year, we did not have any equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements and notes related thereto, and other more detailed financial information appearing elsewhere in this Current Report on Form 10-K. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Current Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Current Report on Form 10-K, including information with respect to our plans and strategy for our business and includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Current Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

OVERVIEW

Masterbeat Corporation ("Masterbeat" or the "Company") was incorporated in the state of Delaware on May 17, 2007 as Green Mountain Recovery, Inc. On December 18, 2009, the Company entered into the Exchange Agreement with Masterbeat, LLC and its members. Pursuant to the terms of the Exchange Agreement, the members agreed to transfer all of the issued and outstanding limited liability company units in Masterbeat, LLC to the Company in exchange for the issuance of an aggregate of 8,500,000 shares of the Registrant's common stock to the members, thereby causing Masterbeat, LLC to become wholly-owned subsidiary of the Company. Pursuant to the provisions of the Share Exchange, the principals of Company cancelled 1,000,000 shares of common stock owned by them and executed a lock-up leak-out agreement with respect to their remaining shares which agreement provides for the release of an aggregate of 100,000 shares per month commencing 90 days from the closing date. Upon the closing of the Share Exchange on December 29, 2009, the Members of Masterbeat, LLC delivered all of their membership interests in Masterbeat, LLC to the Registrant in exchange for 8,500,000 shares of common stock of the Registrant. The Share Exchange resulted in Masterbeat, LLC, becoming a wholly-owned subsidiary of the Company. The transactions contemplated by the Exchange Agreement are being accounted for as a "reverse acquisition," whereby Masterbeat, LLC is deemed to be the accounting acquirer (legal acquiree) and Masterbeat Corporation to be the accounting acquiree (legal acquirer).

Immediately following the closing of the Share Exchange Agreement, the combined company changed its name to Masterbeat Corporation. The Masterbeat, LLC was dissolved but its business will carry on through its operating units, Masterbeat.com, posterprintship.com and circuitticket.com. Masterbeat.com is an online digital music store specializing in "Hip-Hop", dance and electronica music. The website features hard-to-obtain remixes from major record labels as well as music from independent labels worldwide. Masterbeat.com also produces large scale dance events under its "Powered by Masterbeat.com" name. Posterprintshop.com is a quick-turnaround online printing store that provides photo enlargement services and the printing of posters, signs and banners.
Circuitticket.com is a full service ticketing site capable of sequencing, tracking, printing and delivering high quality ticket stubs for a wide array of events, parties, festivals, concerts and other gatherings.

GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company has used cash flows in operations of $1,254,127 and $1,004,889 for the years ended December 31, 2009 and December 31, 2008 respectively and has an accumulated deficit of $2,555,659 as of December 31, 2009. For the years December 31, 2009 and 2008, the Company incurred net losses of $1,298,220 and $1,257,439, respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that actions presently being taken to raise capital will provide the opportunity for the Company to continue as a going concern.

RESULTS OF OPERATION

RESULTS  FOR THE YEAR ENDED  DECEMBER  31, 2009  COMPARED  TO DECEMBER  31, 2008
REVENUE

        Our revenues for the years ended December 31, 2009 and December 31, 2008 were as follows:


                         Period Ended           Period Ended
                          December 31,           December 31,       2008 to 2009
                             2009                   2008             % Change
                          ----------             ----------          --------

Revenue                   $1,104,897             $  643,631            71.7%

Our revenue is derived primarily from online music download services specializing in "Hip-Hop", dance and electronic music. The Company also hosts parties and events, provides disc jockey services, acts as ticket agent for events hosted by others and operates a website that provides photo enlargement services and the printing of posters, signs and banners. Revenues for the year ended December 31, 2009 were $1,104,897. This increase of $461,266 from the Company's revenues generated for the year ended December 31, 2008 is primarily attributable to increased sales in all 3 operating units. Music downloads from the Masterbeat.com digital music store and sales volume from Posterprintshop.com for posters and photo enlargement services have increased significantly during the 2009. Revenue from Circuitticket.com in 2009 has also shown solid improvements over the prior year. Management believes this revenue growth will continue into 2010 as it continues to implement its business strategy and operational plans.

COST OF SALES

Our cost of sales for the years ended December 31, 2009 and December 31, 2008 were as follows:

                         Period Ended           Period Ended
                          December 31,           December 31,       2008 to 2009
                             2009                   2008             % Change
                          ----------             ----------          --------

Cost of Sales             $  723,306             $  243,561           197.0%

Cost of Sales for year ended December 31, 2009 increased 197.0% from fiscal 2008. The increase in cost of sales was due to primarily to increased sales volume. Additional supplies, materials and other production costs were required to support the increased business volume of Posterprintshop.com and Masterbeat.com. We also had a significant increase in advertising costs and promotional expenses in 2009.

GROSS PROFIT

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of commissions and cost of services.

The following table presents net sales, cost of sales and gross profit for the years ended December 31, 2009 and December 31, 2008:

                                         For the Period Ended December 31,
                                 --------------------------------------------------
                                         2009                        2008
                                 ---------------------       ----------------------
                                               % of                         % of
                                 Amount      Net Sales       Amount       Net Sales     $ Change     % Change
                                 ------      ---------       ------       ---------     --------     --------
Net sales                     $1,104,897      100.0%       $  643,631      100.0%      $  461,266       71.7%
Cost of sales                    723,306       65.5%          243,561       37.8%         479,745      197.0%
                              ----------     ------        ----------      ------      ----------

Gross profit                  $  381,591       34.5%       $  400,070       62.2%      $  (18,479       -4.6%
                              ==========     ======        ==========      ======      ==========

Gross profit for the year ended December 31, 2009 decreased $18,479 compared to the year ended December 31, 2008, and gross profit as a percentage of revenue decreased 4.6% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in the gross profit margin was due to increased expenses resulting from a higher volume of audio downloads and services as well as increased photo enlargement and printing services. We also had a significant increase in the cost of advertising and promotion during 2009.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2009 and December 31, 2008 were as follows:

                                         For the Period Ended December 31,
                                 --------------------------------------------------
                                         2009                        2008
                                 ---------------------       ----------------------
                                               % of                         % of
                                 Amount      Net Sales       Amount       Net Sales     $ Change     % Change
                                 ------      ---------       ------       ---------     --------     --------
Depreciation and Amortization  $   81,610        7.4%      $   80,423        12.5%       $ 1,187       1.5%
General and Administrative      1,582,193      143.2%       1,564,490       243.1%        17,703       1.1%
                               ----------      -----       ----------       -----        -------

Total Operating Expenses       $1,663,803      150.6%      $1,644,913       258.7%       $18,890       1.1%
                               ==========      =====       ==========       =====        =======

General and administrative expenses consist primarily of salaries and benefits for our executive and administrative personnel, facilities costs, advertising expense and fees for outside consulting services. Our operating expenses remained stable over the past year compared to 2008 and we expect that this trend will continue in 2010.

PROVISION FOR INCOME TAXES

                                         For the Period Ended December 31,
                                 --------------------------------------------------
                                         2009                        2008
                                 ---------------------       ----------------------
                                               % of                         % of
                                 Amount      Net Sales       Amount       Net Sales     $ Change     % Change
                                 ------      ---------       ------       ---------     --------     --------
Income Taxes                    $16,008         1.4%         $12,596         1.9%        $ 3,412       27.1%

LIQUIDITY AND CAPITAL RESOURCES

Since Masterbeat's inception, it has financed operations primarily through the contributions and investments from its members and shareholders, and through short term borrowings. During the year ended December 31, 2009, Members' Contributions were $967,306 and Stock Subscriptions totaling $75,000 were received. $200,000 was also provided by related party notes. As of December 31, 2009, Masterbeat has a negative working capital balance of $197,704. Current assets consist of $157,906 in cash and cash equivalents and $106,524 in accounts receivable and prepaid assets. We estimate that our existing cash, combined with additional capital that will be raised through selling additional shares or new short term borrowings, will be sufficient to fund current operations. Despite this prior funding, there can be no assurance that we will be successful in raising additional capital, if required. If we are not able to secure additional funding, the implementation of our business plan may be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing or capital in order to improve our performance and growth.

In December 2009, the Company issued two promissory notes to related parties totaling $200,000. On April 5, 2010 one of these notes in the amount of $100,000 was converted into 180,180 shares of the Company's common stock in full satisfaction of the note. The 2nd note in the amount of $100,000 is due on June 1, 2010.

OPERATING ACTIVITIES

The Company used cash flow in operating activities of $1,254,127 for the year ended December 31, 2009. This cash flow is primarily attributable to a net loss of $1,298,220, increases in accounts receivable and prepaid expenses of $16,974 and $25,000 respectively.

INVESTING ACTIVITIES

The Company generated a deficit in cash flow from investing activities of $16,770 for the year ended December 31, 2009. This deficit is primarily attributable to acquisition of computer related assets to upgrade the technology infrastructure to support the audio download website.

FINANCING ACTIVITIES

The Company generated cash flow from financing activities of $1,442,306 for the year ended December 31, 2009. This additional cash is primarily attributable to member contributions of $967,306, short term borrowings of $200,000, proceeds from the reverse merger of $200,000 and proceeds from stock subscriptions in the amount of $75,000.

OFF-BALANCE SHEET ARRANGEMENTS

None

CRITICAL ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. At various times during the fiscal year, the Company's cash and cash equivalents in bank balances may exceed the Federally insured limits.

USE OF ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalent, accounts receivable, other assets, accounts payable and other liabilities approximate their fair value because of the short maturity of these instruments.

ACCOUNTS RECEIVABLE

Accounts receivable consist mainly of unprocessed credit card sales from music downloads, event ticket sales and online poster sales. The Company establishes an allowance for uncollectable accounts receivable based on the age of outstanding invoices and management's evaluation of the collectability of outstanding balances.

FIXED ASSETS

Fixed assets, consisting mainly of computer equipment, software and office equipment and furniture, are stated at cost, net of accumulated depreciation which is calculated using the straight-line method over the estimated useful lives generally ranging from 5 to 7 years.

LONG-LIVED ASSETS

FASB ASC 360-10 (Prior Authoritative Literature: Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets), requires that we evaluate our long-lived assets for financial impairment on a regular basis. We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. The useful lives assigned to the Company's internal-use website were based on management's assessment of when standard maintenance and software updates would no longer allow the website to perform at a level consistent with market expectations and competitor's offerings.

REVENUE RECOGNITION

We recognize revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is reasonably assured and delivery has occurred. Revenues transacted from on-line platforms relating to audio download and poster printing services are recognized at the point of sale.

Agent revenues are recognized in accordance with FASB ASC 605-45 (Prior authoritative literature: EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent"). Agent revenues are derived from ticket sales where we are not the merchant of record and where the prices of our services are fixed at the point of sale. Agent revenue is comprised of service fees and customer processing fees and are reported at the net amounts received, without any associated cost of revenue.

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue in accordance with FASB ASC 605-45 (Prior authoritative literature EITF 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS"). The actual cost to the Company is recognized as an operating expense.

SHIPPING AND HANDLING COSTS

The Company includes its shipping and handling costs in selling, general and administrative expenses.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 805 (Prior authoritative literature:
Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations, which replaces SFAS No. 141). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for calendar year companies on January 1, 2009. The Company has adopted this ASC effective January 1, 2009.

In March 2008, the FASB issued ASC 815-10 (Prior authoritative literature: SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No. 133). This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under ASC 815 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted), and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. The Company adopted this ASC effective January 1, 2009 which did not have a material impact on its financial statements.

In April 2008, the FASB issued ASC 350-30 (Prior authoritative literature: FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 (Prior authoritative literature: SFAS No. 142, "Goodwill and Other Intangible Assets") and also requires expanded disclosure related to the determination of intangible asset useful lives. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company adopted this ASC effective January 1, 2009; see Note 6 for information regarding useful lives of the Company's intangible assets.

In May 2009, the FASB issued FASB ASC 855-10 (prior authoritative literature, SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this ASC effective the current quarter ended September 30, 2009; see Note 8 for a discussion of subsequent events through March 17, 2010.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature, SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of SFAS No. 162). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company is required to adopt this standard in the current period. Adoption of FASB ASC 105-10 did not have a significant effect on the Company's financial statements.

In June 2009, the FASB issued guidance under ASC 860 (Prior authoritative literature: SFAS No. 166, "Accounting for Transfers of Financial Assets"), which will require more information about transfer of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. This ASC will be effective for fiscal years beginning after November 15, 2009. The Company will adopt the provision of this ASC effective January 1, 2010 and is currently evaluation the impact, if any, on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begin on F-1 of the Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

(a) Resignation of Previous Independent Registered Public Accounting Firm On December 29, 2009 in connection with the closing of the reverse merger, the Board of Directors engaged EFP Rotenberg ("Rotenberg") as an independent auditor. On and effective February 26, 2010, Rotenberg resigned as our independent auditor. Rotenberg's resignation was due to the change in services they were engaged to provide from independent audit services to internal accounting and bookkeeping services.

There were no disagreements with Rotenberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused Rotenberg to make references in any report to such disagreements.

Since Rotenberg had originally been engaged as our independent auditors on December 29, 2009 they had not previously issued any reports on the Company's financial statements.

There were no disagreements with our prior auditors Li & Company on any matter of accounting principles or practices; financial statement disclosure or auditing scope or procedure that would have caused Li & Company to make references in any report to such agreements.

(b) Engagement of New Independent Registered Public Accounting Firm On February 26, 2010, concurrent with Rotenberg's resignation as our independent auditor, our board elected to appoint Lake & Associates (Lake) as our independent auditor.

During the fiscal years ended December 31, 2009 and 2008 and from January 1, 2010 to February 26, 2010, neither the Company nor anyone acting on its behalf consulted Lake with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Lake concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K. Prior to our engaging Lake they did not provide our company with either written or oral advice that was an important factor considered by our company in reaching a decision to retain Lake& Associates as our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our  management,   with  the   participation  of  our  Chief  Executive  Officer
("Certifying Officer"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Certifying Officer have concluded that, as of the end of such period, December 31, 2009, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our Certifying Officer, to allow timely decisions regarding such disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. The Company maintains processes designed by, or under the supervision of the Company's management, including but not limited to the Company's Chief Executive Officer, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles including policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an evaluation of the Company's internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2009. Based upon that evaluation, the Company's Chief Executive concluded that the Company's internal control over financial reporting is not effective due to the material weakness noted below. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified. The Company did not have sufficient segregation of duties to support its internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

The respective positions and ages of the directors and executive officers of the Company as of April 9, 2010 are shown in the following tables. Each director of the Registrant has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified. Vacancies in the existing Board of Directors of the Registrant are filled by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person, and no officer or director is acting on behalf of or will act at the direction of any other person.

          Name                 Age                 Position
          ----                 ---                 --------

     Dick Wingate              57         Chairman of the Board
     Brett Henrichsen          38         Chief Executive Officer, Director
     Theodore S. Green         57         Director
     Jon Biondo                37         Secretary, Director

DICK WINGATE

With more than three decades of experience in the music and interactive media industries, Dick Wingate recently became Head of East Coast Client Relations for TAG Strategic, LLC a digital entertainment consulting firm, where he consults with new clients in business development, content licensing and distribution strategy.

Prior to his affiliation with TAG Strategic, he served as President, Media Development & Chief Content Officer for Nellymoser Inc., a leading provider of rich media mobile services, overseeing content, licensing and business development strategies, and worked closely with major media companies and wireless service providers such as ABC, Sony/BMG, Warner Music, AT&T, Virgin Mobile and MTV. As CCO, Mr. Wingate was also responsible for direct licensing of content and for content partnerships and programming for Nellymoser's music services.

Mr. Wingate has also served as President, Content & Programming for Digital Transaction Machines, Inc., an interactive systems provider for in-store delivery of digital products for clients including McDonald's and 7-Eleven and his in depth experience in the recording industry includes positions as SVP, Marketing, Arista Records (BMG); SVP, A&R PolyGram Records; Director of Talent Acquisition, Epic Records; and Director of Product Management, Columbia Records.

Mr. Wingate is a featured speaker at numerous industry events, and he is a member of the National Academy of Recording Arts and Sciences and an advisory board member of numerous companies.

Mr. Wingate obtained a BA in communication from Brown University in 1974.

We believe Mr. Wingate is qualified to be a director of the Company due to his many years of experience in and knowledge of the music industry.

BRETT HENRICHSEN

Brett Henrichsen is an internationally celebrated club dj and is the founder of the Masterbeat brand and co-founder of Masterbeat.com. Brett is one of a select group of Billboard reporting DJ's.

While a marketing specialist and systems engineer at IBM, Mr. Henrichsen devised and created a CD compilation series in an effort to provide the dance music consuming public with previously unavailable promotional remixes. The popularity of the Masterbeat compilation series allowed Mr. Henrichsen to start an independent record label, Trax Recording, which produced several Billboard chart-topping hits. Simultaneously with the success of these CD compilations, Mr. Henrichsen worked in the international DJ community, performing in stadium-sized events including Carnival in Rio de Janeiro, and Mardi Gras in Sydney. Mr. Henrichsen holds residencies at several prominent dance clubs in New York, San Francisco and Los Angeles.

Mr. Henrichsen obtained a BS in Business Administration from the University of Utah in 1994.

We believe Mr. Henrichsen is qualified to be a director of the Company as a co-founder of the Company and due to his many years of experience in the music industry and his understanding of the Company's products and markets.

THEODORE (TED) S. GREEN

Ted Green is currently a Director of China MediaExpress, a publicly traded company that operates the largest television advertising network on inter-city express buses in China. From 2003 to 2006, Mr. Green was the CEO and Co-Owner of Anchor Bay Entertainment, which at such time was the subsidiary of IDT Entertainment, Inc. that focused on the production, marketing and distribution of various media. Prior to that, in 2001, Mr. Green established Greenlight Consulting Inc., a project-based consulting practice focused on the media and entertainment industry. Greenlight Consultant's clients include Sony Music and Vivendi-Universal as well as numerous other regional media organizations. Prior to founding Greenlight Consulting, in 2000, Mr. Green was President and Chief Operating Officer of MaMaMedia, Inc., an Internet company that created activity-based learning products for children and their families. From 1992 to 2000, Mr. Green was the founder and President of Sony Wonder, the division of Sony BMG Music Entertainment responsible for the production and distribution of media geared toward youthful audiences and also for all home video distribution. Mr. Green was responsible for all creative, production, operations, finance, marketing and business efforts. Beginning in 1989, Mr. Green was the Executive Vice President of Administration and Operations for ATCO Records, a music industry label co-owned with The Warner Music Group.

Mr. Green obtained a BS from Cornell University in 1974 and received his JD from Columbia University School of Law in 1977.

We believe Mr. Green is qualified to be a director of the Company due to his many years experience in the entertainment and record industries.

JON BIONDO

Jon Biondo is one of the co-founders of Masterbeat.com. Mr. Biondo is the President of the Biondo Law Firm, P.C., a boutique trusts and estates law firm, wealth management company, and full-service real estate brokerage firm in Manhattan.

In the mid-nineties, Mr. Biondo served in the chambers of Southern District Federal Judge Harold Baer, New York State Supreme Court Justice Walter Schackman, and in the criminal division of the United States Attorney's Office in Manhattan. From 1998-2001 Mr. Biondo served as Associate General Counsel, Director of Corporate Communications, and Co-Director of Internet Operations at Income Tax Preparation firm Gilman & Ciocia.

Mr. Biondo recently co-founded Youth of Malawi, a 501(c)(3) corporation dedicated to enriching the lives of orphans in East Africa. Mr. Biondo served as the pro bono counsel for the United Nations Youth Symphony Orchestra. Mr. Biondo plays host each year to the "Fire Island Dance Festival", the star-studded signature event of the "Broadway Cares" organization, which has raised tens of millions of dollars in the fight against HIV and AIDS.

Mr. Biondo received his BA in French from Tufts University in 1993 and his law degree from Fordham in 1997.

We believe Mr. Biondo is qualified to be a director of the Company as a co-founder of the Company and due to his business and legal experiences.

There are no agreement or understanding for any of our Executive Officers or Directors to resign at the request of another person, and no Officer or Director is acting on behalf of nor will any of them act at the direction of any other person.

BOARD COMMITTEES

We have yet to establish an audit committee or compensation committee due to our relatively small size but intend to do so in the future.

CODE OF ETHICS

We have not yet adopted a code of ethics but intend to do so in the near future.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The Registrant's executive officers were not paid any salary or compensation for services they provide as executive officers of the Registrant for fiscal years ended 2009 and 2008.

EMPLOYMENT AGREEMENTS

The Company has not entered into employment agreements with its executive officers.

STOCK OPTION PLANS

No member of Registrant's management has been granted any stock option or stock appreciation right.

DIRECTOR COMPENSATION

The Registrant's directors are not paid any salary as compensation for services they provide as directors of the Registrant.

DIRECTOR AGREEMENTS

The Company has not entered into directors agreements with its directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 9, 2010, the ownership of each executive officer and director of the Registrant, and of all executive officers and directors of the Registrant as a group, and of each person known by the Registrant to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

 Name and Address                  Shares of Common Stock           Percent of
of Beneficial Owner                  Beneficially Owned               Class
-------------------                  ------------------               -----

Jon C. Biondo(1)                         3,677,100                      35.33%
c/o The Biondo Law Firm, P.C.
222 East 31st Street
New York, NY 10016

Brett C. Henrichsen                      2,649,620                      25.46%
6121 Santa Monica Blvd.
Studio A
Hollywood, CA 90038

Ryan Coutu                                 736,015                       7.07%
c/o The Biondo Law Firm, P.C.
222 East 31st Street - Main Level
New York, NY 10016

Joseph Levi(2)                             647,000                       6.22%
1576 E. 21st Street
Brooklyn, NY 11210

Eduard Korsinsky(2)                        647,000                       6.33%
1669 E. 18th Street
Brooklyn, NY 11229

All Directors, Executive Officers
and 5% Shareholders (5 persons)          8,356,735                      80.29%

----------
(1) Does not include an aggregate of 723,435 shares held by three Trusts of which Mr. Biondo is the sole Trustee.
(2) Messrs Levi and Korsinsky's shares are held in the name of John B. Lowy PC, Escrow Account pursuant to the term of a Lock-up/Leakout Agreement between the shareholders and the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2009, the Company entered into a consulting agreement with TAG Strategic LLC pursuant to which TAG is to provide services to the Company for successive six month renewable terms at compensation of $10,000 per month. Dick Wingate, Chairman of the Company's Board of Directors is a principal of TAG Strategic LLC.

On December 15, 2009 the Company entered into a short-term lending arrangements with the mother of Jon Biondo, a shareholder and Board Member. The note payable provided $100,000 for 41 days maturing on January 25, 2010 and paid 15% interest. There is no penalty or premium for prepayment of this obligation. This note was converted into 180,180 shares of commons stock of the Company on March 23, 2010.

On December 15, 2009 the Company entered into a short-term lending arrangement with Jon Biondo, a shareholder, Board Member and Secretary of the Company. The note payable provides $100,000 for 168 days maturing on June 1, 2010 and pays 15% interest. There is no penalty or premium for prepayment of this obligation.

Other than as stated above, there were no material transactions, or series of similar transactions, during our Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer's total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

ALL OTHER FEES

Lake and Associates CPAs LLC billed the Company $17,500 for services relating to the audits of the fiscal years ended 2009 and 2008. Other than the foregoing, Lake and Associates did not bill the company for any products and services during the fiscal years ended 2009 and 2008.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.        Description

3.1(a) Certificate of Incorporation (incorporated by reference from Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 31, 2007).

3.1(b) Certificate of Amendment of Certificate of Incorporation filed with the Delaware Department of State on December 30, 2010
              (incrorporated by reference from Form 8-K filed with the Securities and Exchange Commission on January 6, 2010.

3.2 Bylaws (incorporated by reference from Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 31, 2007).

10.3 Form of Lockup/Leakout Agreement between the Company and its prior officers and directors. (Incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on January 6, 2010.)

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a)under the Securities Exchange Act of 1934, as amended.

31.2          See Exhibit 31.1

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          See Exhibit 32.1

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MASTERBEAT CORPORATION

Date: April 22, 2010


/s/ Brett Henrichsen
---------------------------------------------
By: Brett Henrichsen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 22, 2010


/s/ Brett Henrichsen
---------------------------------------------
Brett Henrichsen, Director


Date: April 22, 2010


/s/ Jon Biondo
---------------------------------------------
Jon Biondo, Director


Date: April 22, 2010


/s/ Dick Wingate
---------------------------------------------
Dick Wingate, Director

                        [LAKE & ASSOCIATES, CPA'S LOGO]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Masterbeat Corporation

We have audited the accompanying balance sheets of Masterbeat Corporation as of December 31, 2009 and 2008, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2009. Masterbeat Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Masterbeat Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 4, the Company has incurred a significant loss. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Lake & Associates CPA's LLC
---------------------------------------
Lake & Associates CPA's LLC
Schaumburg, Illinois
April 9, 2010



1905 Wright Boulevard                               20283 State Road 7,Suite 300
Schaumburg, IL 60193                                   Boca Raton, Florida 33498
Phone: 847.524.0800                                           Phone:866.982.9874
Fax: 847.524.1655                                              Fax: 561.982.7985

                             MASTERBEAT CORPORATION
                                 BALANCE SHEETS
                        as of December 31, 2009 and 2008


                                                                      Audited               Audited
                                                                        2009                  2008
                                                                     -----------           -----------
Assets

Current assets
  Cash                                                               $   157,906           $        --
  Accounts receivable, net of allowance of $318 and $20,875
   as of December 31, 2009 and 2008                                       81,524                64,550
  Prepaid expenses                                                        25,000                    --
                                                                     -----------           -----------
Total current assets                                                     264,430                64,550

Fixed assets, net                                                         95,848               121,541
Intangible asset, net                                                    237,539               276,686

Other assets
  Security deposit                                                        15,000                15,000
                                                                     -----------           -----------

      Total Assets                                                   $   612,817           $   477,777
                                                                     ===========           ===========

Liabilities and Stockholders' Equity

Current liabilities
  Bank overdraft                                                     $        --           $    13,503
  Accounts payable and accrued liabilities                               256,134               251,677
  Short-term notes payable - related party                               200,000                    --
                                                                     -----------           -----------
      Total Liabilities                                                  456,134               265,180

Stockholders' Equity
  Preferred stock: $.0001 par value; 20,000,000 shares
   authorized; no shares issued or outstanding                                --                    --
  Common stock: $.0001 par value; 80,000,000 shares
   authorized; 10,000,000 and 2,500,000 shares issued and
   outstanding as of December 31, 2009 and 2008                      $     1,000           $       250
  Subscriptions receivable                                                75,000                    --
  Additional paid-in capital                                           2,636,342             1,469,786
  Accumulated deficit                                                 (2,555,659)           (1,257,439)
                                                                     -----------           -----------
Total Stockholders' Equity                                               156,683               212,597
                                                                     -----------           -----------

      Total Liabilities and Stockholders' Equity                     $   612,817           $   477,777
                                                                     ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                             MASTERBEAT CORPORATION
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2009 and 2008


                                              Audited              Audited
                                               2009                  2008
                                            -----------           -----------

REVENUE                                     $ 1,104,897           $   643,631
                                            -----------           -----------

COST OF SALES                                   723,306               243,561
                                            -----------           -----------

GROSS PROFIT                                    381,591               400,070
                                            -----------           -----------
OPERATING EXPENSES
  Depreciation and amortization                  81,610                80,423
  General and administrative                  1,582,193             1,564,490
                                            -----------           -----------
      Total Operating Expenses                1,663,803             1,644,913
                                            -----------           -----------

Net loss before income taxes                 (1,282,212)           (1,244,843)
                                            -----------           -----------

Income taxes                                    (16,008)              (12,596)
                                            -----------           -----------

Net Loss                                    $(1,298,220)          $(1,257,439)
                                            ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        MASTERBEAT CORPORATION
                   STATEMENT OF STOCKHOLDERS' EQUITY
            For the Years Ended December 31, 2009 and 2008


                                      Common Stock
                                    $.0001 Par value     Additional       LLC                                       Total
                                   ------------------     paid-in      Members'    Subscriptions  Accumulated   Stockholders'
                                   Shares      Amount     capital      Interest     Receivable      Deficit        Equity
                                   ------      ------     -------      --------     ----------      -------        ------
Balance as of December 31, 2007    2,500,000   $    --  $        --   $        --   $        --   $        --    $        --

LLC members' contributions                --        --           --     1,470,036            --            --      1,470,036

Members' interest transferred to
 additional paid-in capital and           --       250    1,469,786    (1,470,036)           --            --             --
 share par value

Net loss, December 31, 2008               --        --           --            --            --    (1,257,439)    (1,257,439)
                                  ----------   -------  -----------   -----------   -----------   -----------    -----------

Balance as of December 31, 2008    2,500,000   $   250  $ 1,469,786   $        --   $        --   $(1,257,439)   $   212,597

Recapitalization of company in     7,500,000       750    1,166,556            --            --            --      1,167,306
 reverse merger

Subscriptions receivable                  --        --           --            --        75,000            --         75,000

Net loss, December 31, 2009               --        --           --            --            --    (1,298,220)    (1,298,220)
                                  ----------   -------  -----------   -----------   -----------   -----------    -----------

Balance as of December 31, 2009   10,000,000   $ 1,000  $ 2,636,342   $        --   $    75,000   $(2,555,659)   $   156,683
                                  ==========   =======  ===========   ===========   ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             MASTERBEAT CORPORATION
                             STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2009 and 2008


                                                                      2009                  2008
                                                                   -----------           -----------
OPERATING ACTIVITIES
  Net loss                                                         $(1,298,220)          $(1,257,439)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Amortization and depreciation                                      81,610                80,423
  Changes in operating assets and liabilities:
     Increase in accounts receivable                                   (16,974)              (64,550)
     Increease in prepaid expenses                                     (25,000)                   --
     Increase in deposits                                                   --               (15,000)
     Increase in accounts payable and accrued liabilities                4,457               251,677
                                                                   -----------           -----------
          NET CASH USED BY OPERATING ACTIVITIES                     (1,254,127)           (1,004,889)
                                                                   -----------           -----------
INVESTING ACTIVITIES
  Acquisition of fixed assets                                          (16,770)             (166,150)
  Investment in intangible asset                                            --              (312,500)
                                                                   -----------           -----------
          NET CASH USED BY INVESTING ACTIVITIES                        (16,770)             (478,650)
                                                                   -----------           -----------
FINANCING ACTIVITIES
  Members' contribution in recapitalization                          1,167,306             1,470,036
  Short-term borrowings-related party                                  200,000                    --
  Proceeds from stock subscriptions                                     75,000                    --
                                                                   -----------           -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,442,306             1,470,036
                                                                   -----------           -----------

NET DECREASE IN CASH DURING YEAR                                       171,409               (13,503)

CASH (OVERDRAFT), BEGINNING OF YEAR                                    (13,503)                   --
                                                                   -----------           -----------

CASH (OVERDRAFT), END OF YEAR                                      $   157,906           $   (13,503)
                                                                   ===========           ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                    $        --           $        --
                                                                   ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             As of December 31, 2009


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Masterbeat Corporation ("Masterbeat" or the "Company") was incorporated in the state of Delaware on May 17, 2007 as Green Mountain Recovery, Inc. On December 18, 2009, Masterbeat Corporation entered into a Share Exchange Agreement (the "Exchange Agreement") with Masterbeat, LLC, formerly a California Limited Liability company. Pursuant to the terms of the Share Exchange Agreement, the members of Masterbeat, LLC agreed to transfer all of the issued and outstanding limited liability units in Masterbeat, LLC to the Company in exchange for the issuance of an aggregate of 8,500,000 shares of Company's common stock, thereby causing Masterbeat, LLC to become a wholly-owned subsidiary of the Company.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of Masterbeat Corporation whereby Masterbeat, LLC is deemed to be the accounting acquirer (legal acquiree) and Masterbeat Corporation to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Masterbeat, LLC with the assets and liabilities, and revenues and expenses, of Masterbeat Corporation being included effective from the date of stock exchange transaction. Masterbeat Corporation is deemed to be a continuation of the business of Masterbeat, LLC. Accordingly, the accompanying consolidated financial statements include the following:

     (1) the balance sheet consists of the net assets of the accounting acquirer at historical cost;

     (2) the financial position, results of operations, and cash flows of the acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented.

Immediately following the closing of the Share Exchange Agreement, the combined company changed its name to Masterbeat Corporation. The Masterbeat, LLC was dissolved but its business will carry on through its operating units, Masterbeat.com, posterprintship.com and circuitticket.com.

Masterbeat.com is an online digital music store specializing in "Hip-Hop", dance and electronica music. The website features hard-to-obtain remixes from major record labels as well as music from independent labels worldwide. Masterbeat.com also produces large scale dance events under its "Powered by Masterbeat.com" name. Posterprintshop.com is a quick-turnaround online printing store that provides photo enlargement services and the printing of posters, signs and banners. Circuitticket.com is a full service ticketing site capable of sequencing, tracking, printing and delivering high quality ticket stubs for a wide array of events, parties, festivals, concerts and other gatherings.

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             As of December 31, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:
The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.

USE OF ESTIMATES:
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. At various times during the fiscal year, the Company's cash and cash equivalents in bank balances may exceed the federally insured limits.

ACCOUNTS RECEIVABLE:
Accounts receivable consist mainly of unprocessed credit card sales from music downloads, event ticket sales and online poster sales. The Company establishes an allowance for uncollectable accounts receivable based on the age of outstanding invoices and management's evaluation of the collectability of outstanding balances.

FIXED ASSETS:
Fixed assets, consisting mainly of computer equipment, software and office equipment and furniture, are stated at cost, net of accumulated depreciation which is calculated using the straight-line method over the estimated useful lives generally ranging from 5 to 7 years.

WEB SITE DEVELOPMENT COSTS:
(Included in ASC 350 "Intangibles -- Goodwill and Other", previously SOP 98-01, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and EITF 00-02, "Accounting for Web Site Development Costs)

The Company has incurred internal web site development costs during the development, implementation and operational stages of its web site. Specific activities include initial planning and research, coordination of design, engineering, integration and design modifications, web site customizing and revisions, etc. These costs were expensed or capitalized in accordance with ASC 350-40 and ASC 350-50.

The useful life assigned to the Company's internal-use website was based on management's assessment regarding the technology, obsolescence and the ability

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             As of December 31, 2009


of standard maintenance and software updates to enable the website to perform at a level consistent with market expectations and competitor's offerings.

LONG-LIVED ASSETS:
(Included in ASC 360 "Property, Plant and Equipment", previously SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets)

In accordance with ASC 360-10 we evaluate our long-lived assets for financial impairment on a regular basis. We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

REVENUE RECOGNITION:
(Included in Accounting Standards Codification ("ASC") 650 "Revenue Recognition"

The Company recognizes revenue based on Account Standards Codification ("ASC") 605 "Revenue Recognition" which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements' and No. 104, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenues transacted from on-line platforms relating to audio download and poster printing services are recognized at the point of sale.

Agent revenues are recognized in accordance with ASC 605-45 (Previously EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent"). Agent revenues are derived from ticket sales where we are not the merchant of record and where the prices of our services are fixed at the point of sale. Agent revenue is comprised of service fees and customer processing fees and is reported at the net amounts received, without any associated cost of revenue.

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue in accordance with ASC 605-45 (Previously EITF 00-10, "Accounting for Shipping and Handling Fees and Costs"). The actual cost to the Company is recognized as an operating expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS:
The carrying value of cash and cash equivalent, accounts receivable, other assets, accounts payable and other liabilities approximate their fair value due to the relatively short period to maturity of these instruments.

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             As of December 31, 2009


ADVERTISING COSTS:
Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations. During the years ended December 31, 2009 and 2008, $171,058 and $219,296 of advertising costs were incurred, respectively.

INCOME TAXES:
Until the merger on December 18, 2009, the company was organized as a Limited Liability Company (LLC) and was treated as a partnership for federal and state income tax purposes. Accordingly, all income and expenses flowed through to the individual members' income tax returns. However, the Company was also subject to a California minimum annual tax of $800 and an annual LLC fee based on gross receipts. The LLC fees amounted to $16,008 and $12,596 for the years ended December 31, 2009 and 2008, respectively. Since the company operated as a LLC for the majority of the tax year ended December 31, 2009, its Federal and State tax returns as a LLC.

Going forward, the merged entity will account for income taxes based on Accounting Standards Codification ("ASC") 740 Income Taxes which was previously Statement of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:
Accounts payable and accrued liabilities are comprised of operating expenses recognized in the Company's statements of income and stockholders' equity (deficit) that remained unpaid at the Company's year-end financial reporting date. The amounts reported in the balance sheet have payment terms of 12 months or less.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
In December 2007, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 805 (Previously Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations, which replaces SFAS No. 141). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for calendar year companies on January 1, 2009. We do not anticipate that the adoption of ASC 805

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             As of December 31, 2009


will have a material effect on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In March 2008, the FASB issued ASC 815-10 (Previously SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and amendment of SFAS No.
133). This statement will require additional disclosures about how and why we use derivative financial instruments, how derivative instruments and related hedged items are accounted for under ASC 815 (Previously SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted), and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. We do not believe that the adoption of ASC 815-10 will have a material impact on our financial statements.

In April 2008, the FASB issued ASC 350-30 (Previously FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 (Previously SFAS No. 142, "Goodwill and Other Intangible Assets") and also requires expanded disclosure related to the determination of intangible asset useful lives. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not believe the adoption of ASC 350-30 will have a material impact on our financial statements.

In May 2009, the FASB issued FASB ASC 855-10 (Previously SFAS No. 165, "Subsequent Events"). ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. We do not believe the adoption of ASC 350-30 will have a material impact on our financial statements.

RECENT ACCOUNTING LITERATURE - FASB ACCOUNTING STANDARDS CODIFICATION

(Accounting Standards Update ("ASU") No. 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             As of December 31, 2009


financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

As a result of the Company's implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current year financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification. The adoption of FASB ASC 105-10 did not have a significant effect on the Company's consolidated financial statements.

In June 2009, the FASB issued guidance under ASC 860 (Prior authoritative literature: SFAS No. 166, "Accounting for Transfers of Financial Assets"), which will require more information about transfer of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. This ASC will be effective for fiscal years beginning after November 15, 2009. The Company will adopt the provision of this ASC effective January 1, 2010 and is currently evaluation the impact, if any, on its financial statements.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

LEASES:
The Company has entered into a property lease agreement to lease office space in a City of Los Angeles, California office complex. The lease term expires after five years and each year's base rent is increased by the consumer price index for Urban Wage Earners and Clerical Workers for Los Angeles, Riverside and Orange County per the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor. In addition to base rent the company is charged common area maintenance (CAM) which varies on a month to month basis. Management estimates the monthly CAM expense to be $2,100. The Company also rents parking spaces from the lessor at a monthly cost of $510. Management estimates future minimum lease payments for the remaining years under lease to approximate the annual expense incurred for the years ended December 31, 2009 and 2008, subject to increases in the base rent based on consumer price index adjustments.

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             As of December 31, 2009


The following schedule of future estimated rental payments required under the lease as of December 31, 2009:

          Year Ending December 31,                           Amount
          ------------------------                           ------

                  2010                                    $  95,038
                  2011                                    $  95,038
                  2012                                    $  95,038
                  2013                                    $  95,038
                  ----                                    ---------

                                                 Total:   $ 380,152
                                                          =========

The total property lease expense for the years ended December 31, 2009 and 2008 amounted to $95,038 and $111,719, respectively.

CONTINGENCIES:
From time to time, the Company may become involved in litigation matters arising in the ordinary course of business.

NOTE 4 - GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company has used cash flows in operations of $1,254,127 and $1,004,889 for the years ended December 31, 2009 and December 31, 2008 respectively and has an accumulated deficit of $2,555,659 as of December 31, 2009. For the years December 31, 2009 and 2008, the Company incurred net losses of $1,298,220 and $1,257,439, respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that actions presently being taken to raise capital will provide the opportunity for the Company to continue as a going concern.

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             As of December 31, 2009


NOTE 5 - FIXED ASSETS

Fixed assets at December 31, 2009 and 2008 consisted of the following:

                                                2009                2008
                                             ---------           ---------

    Computer Equipment                       $  75,355           $  58,585
    Software                                    49,282              49,282
    Office Equipment and Furniture              58,283              58,283
                                             ---------           ---------
                                               182,920             166,150

    Less:  Accumulated depreciation            (87,072)            (44,609)
                                             ---------           ---------

                                             $  95,848           $ 121,541
                                             =========           =========

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $42,463 and $44,609, respectively.

NOTE 6 - INTANGIBLE ASSET

The Company engaged an independent third party to develop a website providing consumers the ability to purchase and download audio tracks or albums. The website offers a "consumer friendly" platform that provides a customer with a full range of services including the ability to preview tracks before buying them, read reviews, view top sellers and obtain information about live events on the horizon. The website was further developed to communicate with the Company's internal accounting software and the Company's external credit card processor making the point of sale process completely automated.

In accordance with ASC 350-40 (Previously SOP 98-01, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use") and ASC 350-50 (Previously EITF 00-02, "Accounting for Web Site Development Costs"), management grouped the costs incurred at each stage of the development and determined the useful life to amortize the costs over. Through December 31, 2008, management determined that an aggregate $312,500 of the costs incurred in the development and enhancement of its internal-use website should be capitalized. The Company has classified $78,971 of the capitalized amount as being "software related" with a useful life of 5 years, $183,529 as "hardware related" with a useful life of 10 years and $50,000 as being significant improvements with a useful life of 10 years.

The Company's website was launched in January of 2008 and final delivery of source fields and project assets were obtained during the 1st Quarter of 2008. For ease of financial reporting, the Company began amortizing the capitalized costs as of January 1, 2008. The $50,000 allocated to significant improvements

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             As of December 31, 2009


was completed on September 1, 2008. The Company will amortize capitalized costs using the straight-line method over the useful life of the asset.

The following table summarizes the allocation of capitalized costs, the useful life estimation and the amount amortized as of December 31, 2009:

                    Gross Amount   Useful       Completion       Accumulated    Net Amount
                    Capitalized     Life           Date          Amortization   Capitalized
                    -----------    -----           ----          ------------   -----------
Software  Costs     $ 78,971        5 yrs     January 1, 2008        $ 31,588      $ 47,383

Hardware Costs       183,529       10 yrs     January 1, 2008          36,706       146,823

Improvements          50,000       10 yrs     September 1, 2008         6,667        43,333
                   ----------                                        --------      --------

Total               $312,500                                         $ 74,961      $237,539
                   ==========                                        ========      ========

NOTE 7 - EVALUATION OF LONG-LIVED ASSET

In accordance with FASB ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets", Management evaluates the recoverability of long-lived assets on an annual basis. No impairment adjustments were determined necessary as of December 31, 2009.

NOTE 8 - NOTES PAYABLE-RELATED PARTY

On December 15, 2009 the Company entered into short-term lending arrangements with the mother of Jon Biondo, its shareholder and Board Member. The note payable provides $100,000 for 41 days maturing on January 25, 2010 and pays 15% interest. There is no penalty or premium for prepayment of this obligation. In the event that the holder of this note does not receive full amount due on or before the maturity date, interest will continue to accrue at the rate of 15% per annum compounded annually. Additionally a late charge of 5% of the overdue payment shall be paid. This note shall be governed in accordance with the laws of the State of New York.

On December 15, 2009 the Company entered into short-term lending arrangements with Jon Biondo, its shareholder and Board Member. The note payable provides $100,000 for 168 days maturing on June 1, 2010 and pays 15% interest. There is no penalty or premium for prepayment of this obligation. In the event that the holder of this note does not receive full amount due on or before the maturity date, interest will continue to accrue at the rate of 15% per annum compounded annually. Additionally a late charge of 5% of the overdue payment shall be paid. This note shall be governed in accordance with the laws of the State of New York.

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             As of December 31, 2009


NOTE 9 - STOCKHOLDERS EQUITY

(A) Stock Issued in Share Exchange

On December 18, 2009 the Company issued 8,500,000 shares of common stock in consideration as part of the share exchange agreement between the Company and Masterbeat, LLC. (See Note 1)

NOTE 10 - STOCK SUBSCRIPTION

On December 16, 2010 a stock subscription agreement was executed between the Company and David Matusz, an accredited investor, for Common Stock, $.0001 par value, in consideration of payment of $50,000. The number of shares will be determined and calculated by dividing the purchase price by the Contract's Average Per Share Price. The Contract's Average Per Share Price is one half the average of the daily closing per share price of the company stock on the Over The Counter Bulletin Board for the first thirty trading days of the Company's stock commencing on the first trading date following the closing of the reverse merger between the Company and Masterbeat, LLC. The transaction will be consummated upon the delivery of the shares to the subscriber. The share offered are "restricted shares" under the Securities Act of 1933 and cannot be resold publically except in compliance with Rule 144 or unless subsequently registered.

On December 16, 2010 a stock subscription agreement was executed between the Company and Sean O'Keefe, an accredited investor, for Common Stock, $.0001 par value, in consideration of payment of $25,000. The number of shares will be determined and calculated by dividing the purchase price by the Contract's Average Per Share Price. The Contract's Average Per Share Price is one half the average of the daily closing per share price of the company stock on the Over The Counter Bulletin Board for the first thirty trading days of the Company's stock commencing on the first trading date following the closing of the reverse merger between the Company and Masterbeat, LLC. The transaction will be consummated upon the delivery of the shares to the subscriber. The share offered are "restricted shares" under the Securities Act of 1933 and cannot be resold publically except in compliance with Rule 144 or unless subsequently registered.

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             As of December 31, 2009


NOTE 11 - SUBSEQUENT EVENTS

(Included in Accounting Standards Codification ("ASC") 855 "Subsequent Events", previously SFAS No. 165 "Subsequent Events")

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued ("subsequent events"). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company's financial statements.

The Company has evaluated subsequent events through April 9, 2010, the date its financial statements were issued.

COMMON STOCK ISSUED FOR CASH - STOCK SUBSCRIPTION

On March 23, 2010, the Company issued 135,135 shares of common stock for cash of $75,000 ($0.555 per share) pursuant to the Stock Subscription Agreements dated December 16, 2010. (See Note 10)

COMMON STOCK ISSUED FOR SERVICES

On March 23, 2010, the Company issued 93,500 shares of common stock for in exchange for services valued at $121,550 ($1.30 per share).

COMMON STOCK ISSUED FOR DEBT

On April 5, 2010, an agreement was executed between Masterbeat Corporation and Kathryn Travis with respect to the Promissory Note dated December 15, 2009. This agreement provides for the conversion of the Promissory Note into 180,180 shares of common stock of Masterbeat Corporation at the price of $0.555 per share in full consideration of all principal and interest due on the note.