Form 10-Q
period 2010-03-31
Masterbeat Corp
filed 2010-05-17
CIK 1407591

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                      For the quarter ended March 31, 2010

[ ] Transition  report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

          For the transition period from _____________ to _____________

                        Commission file number 333-144982


                             MASTERBEAT CORPORAITON
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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                     Common Stock par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,408,815 shares of Common Stock as of May 14, 2010.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2010 immediately follow.

                             MASTERBEAT CORPORATION
                                 BALANCE SHEETS
                   As of March 31, 2010 and December 31, 2009

                                                                       (Unaudited)             (Audited)
                                                                         March 31,            December 31,
                                                                           2010                   2009
                                                                       ------------           ------------
ASSETS

CURRENT ASSETS
  Cash                                                                 $      6,261           $    157,906
  Accounts receivable, net                                                    4,751                 81,524
  Prepaid expenses                                                           65,000                 25,000
                                                                       ------------           ------------
      Total current assets                                                   76,012                264,430

Fixed assets, net                                                            86,318                 95,848

Intangible asset, net                                                       227,752                237,539

OTHER ASSETS
  Security deposit                                                           15,000                 15,000
                                                                       ------------           ------------

Total Assets                                                           $    405,082           $    612,817
                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $    230,411           $    256,134
  Short-term notes payable - related party                                  100,000                200,000
                                                                       ------------           ------------
      Total current liabilities                                             330,411                456,134

LONG TERM LIABILTIIES
  Convertible notes payable                                                 280,000                     --
                                                                       ------------           ------------
Total Liabilities                                                           610,411                456,134
                                                                       ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock: $.0001 par value; 20,000,000 shares
   authorized; no shares issued or outstanding
  Common stock:  $.0001 par value; 80,000,000 shares
   authorized; 10,408,815 and 10,000,000 shares issued
   and outstanding as of March 31, 2010 and December 31, 2009                 1,041                  1,000
  Subscriptions receivable                                                        0                 75,000
  Additional paid-in capital                                              2,935,818              2,636,342
  Accumulated deficit                                                    (3,142,188)            (2,555,659)
                                                                       ------------           ------------
      Total Stockholders' Equity (Deficit)                                 (205,329)               156,683
                                                                       ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                   $    405,082           $    612,817
                                                                       ============           ============


   The accompanying notes are an integral part of these financial statements.

                             MASTERBEAT CORPORATION
                      STATEMENTS OF OPERATIONS AND DEFICIT
         For the Three Months Ended March 31, 2010 and 2009 (Unaudited)


                                                 2010                  2009
                                             ------------          ------------

REVENUE                                      $    203,425          $    204,517

COST OF SALES                                     172,600                69,374
                                             ------------          ------------
GROSS PROFIT                                       30,825               135,143
                                             ------------          ------------

OPERATING EXPENSES
  Depreciation and amortization                    19,317                20,402
  General and administrative                      595,403               353,128
                                             ------------          ------------
      Total Operating Expenses                    614,720               373,530
                                             ------------          ------------

Net loss before income taxes                     (583,895)             (238,387)

Income taxes                                       (2,634)                   --
                                             ------------          ------------

Net Loss                                         (586,529)             (238,387)

Accumulated deficit, beginning of period       (2,555,659)              212,597
                                             ------------          ------------

Accumulated deficit, end of period           $ (3,142,188)         $    (25,790)
                                             ============          ============



   The accompanying notes are an integral part of these financial statements.

                             MASTERBEAT CORPORATION
                            STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

                                                                                 2010                 2009
                                                                              ----------           ----------
OPERATING ACTIVITIES
  Net loss                                                                    $ (586,529)          $ (238,387)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Amortization and depreciation                                                19,317               20,402
     Bad debt expense                                                              2,967                   --
     Stock issued for services                                                   121,550                   --
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                                   76,773               (6,183)
     Decrease (increase) in prepaid expenses                                     (40,000)                  --
     Increase (decrease) in accounts payable and accrued liabilities             (25,723)             (73,334)
                                                                              ----------           ----------
NET CASH USED BY OPERATING ACTIVITIES                                           (431,645)            (297,502)
                                                                              ----------           ----------
INVESTING ACTIVITIES
  Acquisition of fixed assets                                                         --               (8,814)
                                                                              ----------           ----------
NET CASH USED BY INVESTING ACTIVITIES                                                 --               (8,814)
                                                                              ----------           ----------
FINANCING ACTIVITIES
  Members' contributions                                                              --              327,836
  Proceeds from convertible note payable                                         280,000                   --
                                                                              ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        280,000              327,836
                                                                              ----------           ----------

NET INCREASE (DECREASE) IN CASH DURING PERIOD                                   (151,645)              21,520

CASH (OVERDRAFT), BEGINNING OF PERIOD                                            157,906              (13,503)
                                                                              ----------           ----------

CASH, END OF PERIOD                                                           $    6,261           $    8,017
                                                                              ==========           ==========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                               $       --           $       --
                                                                              ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Masterbeat Corporation ("Masterbeat or the "Company") was incorporated in the state of Delaware on May 17, 2007 as Green Mountain Recovery, Inc. On December 18, 2009, Masterbeat entered into a Share Exchange Agreement (the "Exchange Agreement") with Masterbeat, LLC, formerly a California Limited Liability company. Pursuant to the terms of the Share Exchange Agreement, the members of Masterbeat, LLC agreed to transfer all of the issued and outstanding limited units in Masterbeat, LLC to the Company in exchange for the issuance of an aggregate of 8,500,000 shares of the Company's common stock, thereby causing Masterbeat, LLC to become a wholly-owned subsidiary of the Company.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of Masterbeat Corporation whereby Masterbeat, LLC is deemed to be the accounting acquirer (legal acquiree) and Masterbeat Corporation to be the accounting acquire (legal acquirer). The accompanying consolidated financial statements are in substance those of Masterbeat, LLC with the assets and liabilities, and revenues and expenses, of Masterbeat Corporation being included effective from the date of stock exchange transaction. Masterbeat Corporation is deemed to be a continuation of the business of Masterbeat, LLC. Accordingly, the accompanying consolidated financial statements include the following:

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

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 3 - GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company has used cash flows in operations of $431,645 and $297,502 for the three months ended March 31, 2010 and March 31, 2009. For the three months ended March 31, 2010 and 2009, the Company incurred net losses of $586,529 and $238,387, respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that actions presently being taken to raise capital will provide the opportunity for the Company to continue as a going concern.

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance under Accounting Standards Codification ("ASC") 860 (Prior authoritative literature: SFAS No. 166, "Accounting for Transfers of Financial Assets"), which will require more information about transfer of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. This ASC will be effective for fiscal years beginning after November 15, 2009. The adoption of this ASC effective January 1, 2010 did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06 to amend ASC 820, Fair Value Measurements and Disclosures to improve disclosures about fair value measurements. This ASU provides amendments that require new disclosures regarding transfers in and out of Levels 1 and 2 and with respect to various activities in Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this portion of the ASU effective January 1, 2010 did not have a material impact to the Company's financial statements. The disclosures with respect to purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. The Company does not anticipate that the adoption of these provisions of the ASU will have a material effect on the financial statements.

In February 2010, the FASB issue ASU No. 2010-09 to amend ASC 855, Subsequent Events with respect to certain recognition and disclosure requirements. The amendments in this ASU are effective upon issuance. The adoption of this ASU effective the current quarter ended March 31, 2010 did not have a material impact on the Company's financial statements.

                             MASTERBEAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


NOTE 5 - COMMON STOCK

On March 23, 2010, the Company issued an aggregate of 135,135 shares of common stock for cash totaling $75,000 ($0.555 per share) pursuant to the terms of two Stock Subscription Agreements executed on December 16, 2009.

On March 23, 2010, the Company issued 93,500 shares of common stock in exchange for services valued at $121,550 ($1.30 per share), which was expensed in the current quarter ended March 31, 2010.

On March 23, 2010, the Company issued 180,180 shares of common stock to convert $100,000 in principal due under a short-term note payable to a related party.

NOTE 6 - CONVERTIBLE DEBENTURE

On January 1, 2010, the Company issued a convertible promissory note in the amount of $280,000 bearing interest at 14% per year. The principal amount along with any unpaid interest is due on August 1, 2011. The principal amount of the note is convertible to the Company's common stock on the basis of one share of such stock for each $0.45 in principal amount. Interest expense under the note for the three months ended March 31, 2010 was $9800.

NOTE 7 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through May 6, 2010, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements and notes related thereto, and other more detailed financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company has used cash flows in operations of $431,645 and $297,502 for the three months ended March 31, 2010 and March 31, 2009 respectively and has an accumulated deficit of $3,142,188 as of March 31, 2010. For the three months ended March 31, 2010 and March 31, 2009, the Company incurred net losses of $586,529 and $238,987, respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that actions presently being taken to raise capital will provide the opportunity for the Company to continue as a going concern.

RESULTS OF OPERATION

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO MARCH 31, 2009

REVENUE

Our revenues for the three months ended March 31, 2010 and March 31, 2009 were as follows:

                       Period Ended       Period Ended
                         March 31,          March 31,        2009 to 2010
                           2010               2009            % Change
                         --------           --------          --------

     Revenue             $203,425           $204,517            (0.5)%

Our revenue is derived primarily from online music download services specializing in "Hip-Hop", dance and electronic music. The Company also hosts parties and events, provides disc jockey services, acts as ticket agent for events hosted by others and operates a website that provides photo enlargement services and the printing of posters, signs and banners. Revenues for the three months ended March 31, 2010 were $203,425. In total, revenue is unchanged in comparison to the same period last year though we have realized increased ticket agent revenue and revenue from card printing. Sponsorship revenues have almost doubled the total compared to all of 2009. Management expects revenue to improve in the subsequent quarters of 2010 as it continues to implement its business strategy and operational plans.

COST OF SALES

Our cost of sales for the three months ended March 31, 2010 and March 31, 2009 were as follows:

                       Period Ended       Period Ended
                         March 31,          March 31,        2009 to 2010
                           2010               2009            % Change
                         --------           --------          --------

     Cost of Sales       $172,600           $ 69,374           148.8%

Cost of Sales for the three months ended March 31, 2010 increased 148.8% compared to March 31, 2009. The increase the cost of sales was primarily due to several recording label MRG (minimum revenue guarantee) contracts which were paid during the first quarter.

GROSS PROFIT

Gross profit is defined as net sales less cost of sales. Cost of sales consists of product costs, cost of commissions and cost of services.

The following table presents net sales, cost of sales and gross profit for the three months ended March 31, 2010 and March 31, 2009:

                          For the Three Months Ended March 31,
                   ---------------------------------------------------
                           2010                        2009
                   ----------------------      -----------------------
                                  % of                         % of           $           %
                   Amount       Net Sales      Amount        Net Sales      Change      Change
                   ------       ---------      ------        ---------      ------      ------
Net sales        $203,425        100.0%       $204,517         100.0%      $  (1,092)      (.5)%
Cost of sales     172,600         84.9%         69,374          33.9%        103,226     148.8%
                 --------       ------        --------        ------       ---------    ------
Gross profit     $ 30,825         15.1%       $135,143          66.1%      $(104,318)    (77.2)%
                 ========       ======        ========        ======       =========    ======

Gross profit for the three months ended March 31, 2010 decreased $104,318 compared to the three months ended March 31, 2009 and gross profit as a percentage of revenue decreased 77.2% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Gross profit for the quarter decreased significantly due to the cost of several recording label MRG contracts incurred during the period.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2010 and March 31, 2009 were as follows:

                                         For the Three Months Ended March 31,
                                  ---------------------------------------------------
                                          2010                        2009
                                  ----------------------      -----------------------
                                                 % of                         % of           $           %
                                  Amount       Net Sales      Amount        Net Sales      Change      Change
                                  ------       ---------      ------        ---------      ------      ------
Depreciation and Amortization   $ 19,317          9.5%       $ 20,402         10.0%       $ (1,085)    (5.3)%
General and Administrative       595,403        292.7%        353,128        172.7%        242,275     68.6%
                                 -------        -----         -------        -----         -------     ----
Total Operating Expenses        $614,720        302.2%       $373,530        182.6%       $241,190     64.6%
                                ========        =====        ========        =====        ========     ====

General and administrative expenses consist primarily of salaries and benefits for our executive and administrative personnel, facilities costs, advertising expense and fees for outside consulting services. The increase in general and administrative expense was primarily attributable to legal, accounting and other professional services required in preparation for the registration and initial offering of the Company's common stock to the public.

LIQUIDITY AND CAPITAL RESOURCES

Since Masterbeat's inception, it has financed operations primarily through the contributions and investments from its members and shareholders, and through short term borrowings. During the three months ended March 31, 2010, the company issued a convertible debenture in the amount of $280,000 which bears interest at 14% per annum. As of March 31, 2010, Masterbeat has a negative working capital balance of $254,399. Current assets consist of $6,261 in cash and cash equivalents and $69,751 in accounts receivable and prepaid assets. We estimate that our existing cash, combined with additional capital that will be raised through selling additional shares or new short term borrowings, will be sufficient to fund current operations. Despite this prior funding, there can be no assurance that we will be successful in raising additional capital, if required. If we are not able to secure additional funding, the implementation of our business plan may be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. As a public entity, we may issue shares of our common stock and preferred stock in private or public offerings to obtain financing or capital in order to improve our performance and growth.

OPERATING ACTIVITIES

The Company used cash flow in operating activities of $431,645 for the three months ended March 31, 2010. This cash flow is primarily attributable to the net loss of $586,529 and an increase in accounts receivable of $76,773.

FINANCING ACTIVITIES

The Company generated cash flow from financing activities of $280,000 for the three months ended March 31, 2010. These additional cash resources are from the issuance of a convertible debenture in the amount of $280,000. The debenture bears interest at 14% per year and has a maturity date of August 1, 2011. The principal amount of the debenture is convertible into the Company's common stock on the basis of one share of stock per each $0.45 in principal amount.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our  management,   with  the   participation  of  our  Chief  Executive  Officer
("Certifying Officer"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Certifying Officer have concluded that, as of the end of such period, March 31, 2010, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our Certifying Officer, to allow timely decisions regarding such disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in Masterbeat Corporations internal controls over financial reporting during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

NOT APPLICABLE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.                             Description
-----------                             -----------

  31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a)under the Securities Exchange Act of 1934, as amended.

  31.2      See Exhibit 31.1

  32.1 Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2      See Exhibit 32.2

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2010                            MASTERBEAT CORPORATION


                                            /s/ Brett Henrichsen
                                            ------------------------------------
                                        By: Brett Henrichsen
                                            Chief Executive Officer and
                                            Chief Financial Officer