Form 10-Q
period 2010-06-30
Masterbeat Corp
filed 2010-08-20
CIK 1407591

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange

Act of 1934

For the quarter ended June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Act) Yes [ ] No [X]

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,008,815 shares of Common Stock as of August 19, 2010.

MASTERBEAT CORPORATION

PART I

Item 1.  Financial Statements

MASTERBEAT CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,555	$157,906
Accounts receivable,	10,770	81,524
Prepaid expenses	40,000	25,000
Total current assets	53,325	264,43
FIXED ASSETS, net	87,206	95,848
INTANGIBLE ASSETS, net	217,966	237,539
OTHER ASSETS	15,000	15,000
TOTAL ASSETS	$373,497	$612,817
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$331,069	$256,134
Short-term notes payable - related party	100,000	200,000
Total current liabilities	431,069	456,134
LONG TERM LIABILTIIES
Convertible notes payable	280,000	-
Liability for unissued shares	100,000	-

STOCKHOLDERS' EQUITY (DEFICIENCY) Preferred stock: $.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding Common stock: $.0001 par value; 80,000,000 shares authorized; 13,008,815 (2010) and 10,000,000 (2009) shares issued and outstanding	1,301	1,000
Subscriptions receivable	-	75,000
Additional paid-in capital	3,582,591	2,636,342
Accumulated deficit	(4,021,466)	(2,555,659)
Total Stockholders' Equity (Deficiency)	(437,574)	156,683
Total Liabilities and Stockholders' Equity (Deficiency)	$373,497	$612,817

See notes to condensed financial statements

MASTERBEAT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$201,479	$223,929	$404,904	$428,446
Cost Of Sales	171,587	104,585	344,187	173,959
Gross Profit	29,892	119,344	60,717	254,487
Operating Expenses
Depreciation and amortization	19,392	21,295	38,709	41,697
General and administrative	889,778	327,477	1,487,815	680,605
Total Operating Expenses	909,170	348,772	1,526,524	722,302
Net Loss	$(879,278)	$(229,428)	$(1,465,807)	$(255,218)
Loss per share	$(0.08)	$(0.02)	$(0.14)	$(0.03)
Weighted average shares outstanding	11,574,371	10,000,000	10,803,164	10,000,000

See notes to condensed financial statements

MASTERBEAT CORPORATION
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

	Common Stock		Additional			Total
	$.0001 Par value		paid-in	Subscriptions	Accumulated	Stockholders'
	Share	Amount	capital	Receivable	Deficit	Equity (Deficiency)
Balance as of December 31, 2009	10,000,000	$1,000	$2,636,342	$75,000	$(2,555,659)	$156,683
Common stock issuances:
Subscription agreement	135,135	14	$74,986	$(75,000)		-
Services	2,693,500	269	771,281			771,550
Conversion of note payable	180,180	18	99,982			100,000
Net loss as of June 30, 2010					(1,465,807)	(1,465,807)
Balance as of June 30, 2010	13,008,815	$1,301	$3,582,591	-	$(4,021,466)	(437,574)

See notes to condensed financial statements

MASTERBEAT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(1,465,807)	$(467,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	38,709	41,697
Stock issued for services	771,550	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	70,754	(26,014)
(Increase) in prepaid expenses	(15,000)	-
Increase (decrease)in accounts payable and accrued liabilities	74,937	(93,707)
NET CASH USED IN OPERATING ACTIVITIES	(524,857)	(545,839)
INVESTING ACTIVITIES
Acquisition of fixed assets	(10,494)	(16,771)
NET CASH USED IN INVESTING	(10,494)	(16,771)
FINANCING ACTIVITIES
Members' contributions	-	795,264
Proceeds from convertible note payable	280,000	-
Proceeds from private placement of debt and common stock	100,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	380,000	795,264
NET (DECREASE) INCREASE IN CASH DURING PERIOD	(155,351)	232,654
CASH - BEGINNING OF PERIOD	157,906	-
CASH - END OF PERIOD	$2,555	$232,654

SUPPLEMENTAL DISCLOSURES
Non-cash investing and financing activities
Common stock issued in connection with:
Services	$771,550
Conversion of notes payable	100,000

See notes to condensed financial statements

MASTERBEAT CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Masterbeat Corporation (“Masterbeat or the “Company”) was incorporated in the state of Delaware on May 17, 2007 as Green Mountain Recovery, Inc.  On December 18, 2009, Masterbeat entered into a Share Exchange Agreement (the “Exchange Agreement”) with Masterbeat, LLC, formerly a California Limited Liability company.  Pursuant to the terms of the Share Exchange Agreement, the members of Masterbeat, LLC agreed to transfer all of the issued and outstanding limited units in Masterbeat, LLC to the Company in exchange for the issuance of an aggregate of 8,500,000 shares of the Company’s common stock, thereby causing Masterbeat, LLC to become a wholly-owned subsidiary of the Company.

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

Immediately following the closing of the Share Exchange Agreement, the Company changed its name to Masterbeat Corporation.  The Masterbeat, LLC was dissolved but its business will carry on through its operating units, Masterbeat.com, posterprintship.com and circuitticket.com.

Masterbeat.com is an online digital music store specializing in "Hip-Hop", dance and electronica music.  The website features hard-to-obtain remixes from major record labels as well as music from independent labels worldwide.  Masterbeat.com also produces large scale dance events under its “powered by Masterbeat.com” name.  Posterprintshop.com is a quick-turnaround online printing store that provides photo enlargement services and the printing of posters, signs and banners.  Circuitticket.com is a full service ticketing site capable of sequencing, tracking, printing and delivering high quality ticket stubs for a wide array of events, parties, festivals, concerts and other gatherings.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few operating cycles, nor is there any assurance that such an operating level can ever be achieved. As reflected in the accompanying financial statements, the Company cash flows used in operations was $525,000 and $1.3 million for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively.  For the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company incurred net losses of $1.5 million and $1.3 million, respectively. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from related parties and others, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Use of Estimates:

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.  Actual results could differ from those estimates.

Web Site Development Costs:

The Company has incurred internal web site development costs during the development, implementation and operational stages of its web site.  Specific activities include initial planning and research, coordination  of design, engineering, integration and design modifications, web site customizing and revisions, etc. These costs were expensed or capitalized in accordance with ASC350-40 and ASC 350-50.  The useful life assigned to the Company's internal-use website was based on management's assessment regarding the technology, obsolescence and the ability of standard maintenance and software updates to enable the website to perform at a level consistent with market expectations and competitor's offerings.

Revenue Recognition:

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

Agent revenues are recognized in accordance with ASC 605-45.  Agent revenues are derived from ticket sales where we are not the merchant of record and where the prices of our services are fixed at the point of sale.  Agent revenue is comprised of service fees and customer processing fees and is reported at the net amounts received, without any associated cost of revenue.

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue in accordance with ASC 605-45. The actual cost to the Company is recognized as an operating expense.

Fair Value Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments which the Company values using Level 2 inputs (see Note 4).

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

Income Taxes:

The Company accounts for income taxes based on ASC 740 Income Taxes.  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standards Codification (“ASC”) 860 (Prior authoritative literature: SFAS No. 166, “Accounting for Transfers of Financial Assets”), which will require more information about transfer of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.  This ASC will be effective for fiscal years beginning after November 15, 2009.  The adoption of this ASC effective January 1, 2010 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 to amend ASC 820, Fair Value Measurements and Disclosures to improve disclosures about fair value measurements.  This ASU provides amendments that require new disclosures regarding transfers in and out of Levels 1 and 2 and with respect to various activities in Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this portion of the ASU effective January 1, 2010 did not have a material impact to the Company’s financial statements.  The disclosures with respect to purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  The Company does not anticipate that the adoption of these provisions of the ASU will have a material effect on the financial statements.

In February 2010, the FASB issue ASU No. 2010-09 to amend ASC 855, Subsequent Events with respect to certain recognition and disclosure requirements.  The amendments in this ASU are effective upon issuance.  The adoption of this ASU effective the current quarter ended June 30, 2010 did not have a material impact on the Company’s financial statements.

NOTE 4 – COMMON STOCK

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

On March 23, 2010, the Company issued 180,180 shares of common stock to convert $100,000 in principal and accrued interest due under a short-term note payable to a related party.

In May 2010, the Company issued an aggregate of 2,600,000 shares of common stock in exchange for services valued at $650,000, which was expensed.

In June 2010, the Company borrowed $100,000 and as additional consideration for the loans agreed to issue the lenders an aggregate of 800,000 shares of common stock.  The notes are repayable in November 2010 with interest at 12 % per annum.  The Company has granted the lenders a security interest in the Company’s intangibles including its website and related software.  In addition, if the Company defaults in these obligations it is required to issue to the lenders shares of the common stock equivalent to 101% of the outstanding equity interests then outstanding.  The notes were recorded net of the value attributed to the consideration.  This discount will be amortized as a finance cost over the period the loans are outstanding.  The consideration was recorded as a liability for shares to be issued as the shares were not issued as of June 30, 2010.

NOTE 5 – CONVERTIBLE DEBENTURE

On January 1, 2010, the Company issued a convertible promissory note in the amount of $280,000 bearing interest at 14% per year.  The principal amount along with any unpaid interest is due on August 1, 2011.  The principal amount of the note is convertible to the Company’s common stock on the basis of one share of such stock for each $0.45 in principal amount.  Interest expense under the note for the six months ended June 30, 2010 was $18,124.

NOTE 6 - LEASES

The Company leases office space in a City of Los Angeles, California office complex.  The lease term expires in 2013 and each year's base rent is increased by the consumer price. Minimum annual amounts due under the lease amount to $95,000 per year.

NOTE 6 – PLANNED ACQUISITION

On May 4, 2010, the Company entered into a non-binding letter of intent to acquire AudioStreet Incorporated for 20 million shares of the Company’s common stock.  The transaction is subject to certain conditions, agreements and undertakings including satisfactory results of due diligence and appropriate consents of the Boards of Directors of both companies.

AudioStreet owns a community of media websites focused on music-based content including AudioStreet.net; MixStreet.com and LiveMansion.com.

NOTE 7 – SUBSEQUENT EVENTS

In July 2010, the Company issued borrowed $50,000 repayable in December 2010 with interest at 12% per annum. The indebtedness is secured in a similar manner to the notes issued in June 2010 and upon default the lender shares in the common stock issuable on a pro rata basis.

In August 2010, the Company and the holder of the convertible note payable agreed to the redemption of the note for 2,545,000 shares of common stock.

The Company has evaluated subsequent events through August 20, 2010, the date its financial statements were available to be issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ in our annual report on Form 10-K, filed with SEC April 23, 2010.

OVERVIEW

Masterbeat Corporation ("Masterbeat" or the "Company") was incorporated in the state of Delaware on May 17, 2007 as Green Mountain Recovery, Inc. On December 18, 2009, the Company entered into the Exchange Agreement with Masterbeat, LLC and its members. Pursuant to the terms of the Exchange Agreement, the members agreed to transfer all of the issued and outstanding limited liability company units in Masterbeat, LLC to the Company in exchange for the issuance of an aggregate of 8,500,000 shares of the Registrant's common stock to the members, thereby causing Masterbeat, LLC to become wholly-owned subsidiary of the Company. Pursuant to the provisions of the Share Exchange, the principals of Company cancelled 1,000,000 shares of common stock owned by them and executed a lock-up agreement with respect to their remaining shares which agreement provides for the release of an aggregate of 100,000 shares per month commencing 90 days from the closing date. Upon the closing of the Share Exchange on December 29, 2009, the Members of Masterbeat, LLC delivered all of their membership interests in Masterbeat, LLC to the Registrant in exchange for 8,500,000 shares of common stock of the Registrant. The Share Exchange resulted in Masterbeat, LLC, becoming a wholly-owned subsidiary of the Company. The transactions contemplated by the Exchange Agreement are being accounted for as a "reverse acquisition," whereby Masterbeat, LLC is deemed to be the accounting acquirer (legal acquiree) and Masterbeat Corporation to be the accounting acquire (legal acquirer).

Immediately following the closing of the Share Exchange Agreement, the combined company changed its name to Masterbeat Corporation. The Masterbeat, LLC was dissolved but its business will carry on through its operating units, Masterbeat.com, posterprintship.com and circuitticket.com. Masterbeat.com is an online digital music store specializing in "Hip-Hop", dance and electronica music. The website features hard-to-obtain remixes from major record labels as well as music from independent labels worldwide. Masterbeat.com also produces.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. As reflected in the accompanying financial statements, the Company cash flows used in operations in the amount of $525,000 and $1.3 million for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively.  For the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company incurred net losses of $1.5 million and $1.3 million, respectively. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from related parties and others, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The report of our auditors on our financial statements includes a reference to going concern risks.  The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

RESULTS OF OPERATION

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009

REVENUES

Our revenues for the three months ended June 30, 2010 and 2009 were as follows:

			2009 to 2010
	2010	2009	% Change
Revenues	$201,479	$223,929	(10.03)%

Our revenue is derived primarily from online music download services specializing in "Hip-Hop", dance and electronic music. The Company also hosts parties and events, provides disc jockey services, acts as ticket agent for events hosted by others and operates a website that provides photo enlargement services and the printing of posters, signs and banners. Total revenues decreased in comparison to the same period last year principally as a result of a decrease in event revenues as a result of fewer events in the 2010 period.

COST OF SALES

Our cost of sales for the three months ended June 30, 2010 and June 30, 2009 were as follows:

			2009 to 2010
	2010	2009	% Change
Cost of Sales	$171,587	$104,585	64.06%

Cost of Sales for the three months ended June 30, 2010 increased 64.06 % compared to June 30, 2009. The increase the cost of sales was primarily due to signing agreements with the major music labels which require minimum revenue guarantees.

GROSS PROFIT

Gross profit is defined as revenues less cost of sales. Cost of sales consists of product costs, cost of commissions and cost of services.

The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
		% of		% of	$
	Amount	Net Sales	Amount	Net Sales	Change
Revenues	$201,479	100.0%	$223,929	100.0%	$(22,450)
Cost of sales	171,587	85.2	104,585	46.7%	67,002
Gross profit	$29,892	14.8%	$119,344	53.3%	$(89,452)

Operating expenses for the three months ended June 30, 2010 and 2009 were as follows:

	For the Three Months Ended March 31,
	2010		2009
		% of		% of	$
	Amount	Net Sales	Amount	Net Sales	Change
Depreciation and Amortization	$19,392	9.6%	$21,295	9.5%	$(1,903)
General and Administrative	889,778	441.6%	327,477	146.2%	562,301
Total Operating Expenses	$909,170	451.2%	$348,772	155.7%	$560,398

General and administrative expenses consist primarily of salaries and benefits for our executive and administrative personnel, facilities costs, advertising expense and fees for outside consulting services. In the 2010 period noncash compensation charges for stock issuances for services amounted to $650,000 which was the principal reason for the increase in general and administrative expenses offset by a decrease in expenses related to events as a result of the decrease in this activity.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009

REVENUES

Our revenues for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009	2009 to 2010 % Change
Revenues	$404,904	$428,446	(5.49)%

Our revenue is derived primarily from online music download services specializing in "Hip-Hop", dance and electronic music. The Company also hosts parties and events, provides disc jockey services, acts as ticket agent for events hosted by others and operates a website that provides photo enlargement services and the printing of posters, signs and banners. Total revenue decreased in comparison to the same period last year principally as a result of a decrease in event revenues as a result of fewer events in the 2010 period.

COST OF SALES

Our cost of sales for the six months ended June 30, 2010 and June 30, 2009 were as follows:

	2010	2009	2009 to 2010 % Change
Cost of Sales	$344,187	$173,959	97.86%

Cost of Sales for the six months ended June 30, 2010 increased 97.86 % compared to June 30, 2009. The increase the cost of sales was primarily due to signing agreements with the major music labels which require minimum revenue guarantees.

GROSS PROFIT

Gross profit is defined as revenues less cost of sales. Cost of sales consists of product costs, cost of commissions and cost of services.

The following table presents net sales, cost of sales and gross profit for the three months ended June 30, 2010 and 2009:

	For the Six Months Ended June 30,
	2010		2009
		% of		% of	$
	Amount	Net Sales	Amount	Net Sales	Change
Net sales	$404,904	100.0%	$428,446	100.0%	$(23,542)
Cost of sales	344,187	85.0	173,959	40.6%	170,228
Gross profit	$60,717	15.0%	$254,487	59.4%	$(193,770)

Operating expenses for the six months ended June 30, 2010 and 2009 were as follows:

	For the SIx Months Ended March 31,
	2010		2009
		% of		% of	$
	Amount	Net Sales	Amount	Net Sales	Change
Net sales	$38,907	9.6%	$41,697	9.7%	$(2,988)
Cost of sales	1,487,815	367.5%	680,605	158.9%	807,210
Gross profit	$909,170	377.01%	$722,302	168.6%	$804,222

General and administrative expenses consist primarily of salaries and benefits for our executive and administrative personnel, facilities costs, advertising expense and fees for outside consulting services. In the 2010 period noncash compensation charges for stock issuances for services amounted to $771,000 which was the principal reason for the increase in general and administrative expenses offset by a decrease in expenses related to events as a result of the decrease in this activity.

LIQUIDITY AND CAPITAL RESOURCES

Since Masterbeat's inception the Company has financed operations primarily through the sale of equity and through short term borrowings. During the six months ended June 30, 2010, the Company raised an aggregate of $380,000 through debt financings which included equity enhancements.

As of June 30, 2010, Masterbeat cash balance of $3,000 versus $158,000 at December 31, 2009.  The Company has a deficiency in working capital of $378,000 at June 30, 2010.  The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. As reflected in the accompanying financial statements, the Company cash flows used in operations in the amount of $525,000 and $1.3 million for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively.  For the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company incurred net losses of $1.5 million and $1.3 million, respectively. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from related parties and others, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.

OFF-BALANCE SHEET ARRANGEMENTS

None

Related Parties

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included on Form 10-K for the period ended December 31, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year

Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. As reflected in the accompanying financial statements, the Company cash flows used in operations in the amount of $525,000 and $1.3 million for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively.  For the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company incurred net losses of $1.5 million and $1.3 million, respectively. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from related parties and others, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.  The report of our auditors on our financial statements includes a reference to going concerns risks. The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Use of Estimates:

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.  Actual results could differ from those estimates.

Web Site Development Costs:

The Company has incurred internal web site development costs during the development, implementation and operational stages of its web site.  Specific activities include initial planning and research, coordination  of design, engineering, integration and design modifications, web site customizing and revisions, etc. These costs were expensed or capitalized in accordance with ASC350-40 and ASC 350-50.  The useful life assigned to the Company's internal-use website was based on management's assessment regarding the technology, obsolescence and the ability of standard maintenance and software updates to enable the website to perform at a level consistent with market expectations and competitor's offerings.

Revenue Recognition:

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

Agent revenues are recognized in accordance with ASC 605-45.  Agent revenues are derived from ticket sales where we are not the merchant of record and where the prices of our services are fixed at the point of sale.  Agent revenue is comprised of service fees and customer  processing fees and is reported at the net amounts received,  without any associated cost of revenue.

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenue in accordance with ASC 605-45. The actual cost to the Company is recognized as an operating expense.

Fair Value Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments which the Company values using Level 2 inputs (see Note 4).

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

Income Taxes:

The Company accounts for income taxes based on ASC 740 Income Taxes.  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those  temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RECENT AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standards Codification (“ASC”) 860 (Prior authoritative literature: SFAS No. 166, “Accounting for Transfers of Financial Assets”), which will require more information about transfer of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.  This ASC will be effective for fiscal years beginning after November 15, 2009.  The adoption of this ASC effective January 1, 2010 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 to amend ASC 820, Fair Value Measurements and Disclosures to improve disclosures about fair value measurements.  This ASU provides amendments that require new disclosures regarding transfers in and out of Levels 1 and 2 and with respect to various activities in Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this portion of the ASU effective January 1, 2010 did not have a material impact to the Company’s financial statements.  The disclosures with respect to purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  The Company does not anticipate that the adoption of these provisions of the ASU will have a material effect on the financial statements.

In February 2010, the FASB issue ASU No. 2010-09 to amend ASC 855, Subsequent Events with respect to certain recognition and disclosure requirements.  The amendments in this ASU are effective upon issuance.  The adoption of this ASU effective the current quarter ended June 30, 2010 did not have a material impact on the Company’s financial statements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer ("Certifying Officer"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Certifying Officer have concluded that, as of the end of such period, June 30, 2010, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our Certifying Officer, to allow timely decisions regarding such disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in Masterbeat Corporations internal controls over financial reporting during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

NOT APPLICABLE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 23, 2010, the Company issued an aggregate of 135,135 shares of common stock for cash totaling $75,000 ($0.555 per share) pursuant to the terms of two Stock Subscription Agreements executed on December 16, 2009. The offering was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as open to “accredited investors” as that term is defined in Rule 501 of Regulation D.

In March and May 2010 and, the Company issued 93,500 and 2,600,000 shares of common stock, respectively,  in exchange for services.  The issuances were exempt from registration pursuant to Rule 701 pursuant to contracts relating to compensation.

In June 2010, the Company borrowed $100,000 and as additional consideration for the loans agreed to issue the lenders an aggregate of 800,000 shares of common stock.  These transactions were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as open to “accredited investors” as that term is defined in Rule 501 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.
ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

MASTERBEAT CORPORATION

August 20, 2010	By:	/s/ Brett Henrichsen
Brett Henrichsen
Chief Executive Officer and Chief Financial Officer