Form 10-Q
period 2010-09-30
Masterbeat Corp
filed 2010-11-22
CIK 1407591

U.S. SECURITIES AND EXCHANGE COMMISSION
  Washington, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange

Act of 1934

For the quarter ended September 30, 2010

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

Rule 12b-2 of the Act) Yes [ ] No [X]

State the number of shares of outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,643,815 shares of Common Stock as of November 19, 2010.

MASTERBEAT CORPORATION

PART I

Item 1.  Financial Statements

MASTERBEAT CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$78,316	$157,906
Accounts receivable – net of allowance of $14,873 and $318	-	81,524
Prepaid expenses	-	25,000
Total current assets	78,316	264,430
FIXED ASSETS, net	77,601	95,848
INTANGIBLE ASSETS, net	208,179	237,539
OTHER ASSETS	15,000	15,000
TOTAL ASSETS	379,096	$612,817
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	477,523	$256,134
Notes payable, net of discount of $131,212	118,788
Notes payable - related party – net of discount of $25,000	100,000	200,000
Total current liabilities	696,311	456,134
LONG TERM LIABILTIIES
Liability for unissued shares	41,500	-

STOCKHOLDERS' EQUITY (DEFICIENCY) Preferred stock: $.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding Common stock: $.0001 par value; 80,000,000 shares authorized; 19,643,815 (2010) and 10,000,000 (2009) shares issued and outstanding	1,964	1,000
Subscriptions receivable	-	75,000
Additional paid-in capital	4,172,291	2,636,342
Accumulated deficit	(4,532,970)	(2,555,659)
Total Stockholders' Equity (Deficiency)	(358,715)	156,683
Total Liabilities and Stockholders' Equity (Deficiency)	$379,096	$612,817

See notes to condensed financial statements

MASTERBEAT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	243,397	$195,488	$648,301	$623,934
Cost Of Sales	262,095	132,713	606,282	306,672
Gross Profit	(18,698)	62,775	42,019	317,262

Operating Expenses
Depreciation and amortization	19,390	19,741	58.099	61,438
Selling, general and administrative	350,258	362,899	1,796,570	1,010,605
Total Operating Expenses	(369,648)	382,640	1,854,669	1072,043
Loss from operations	(388,346)	(319,865)	(1,812,650)	(754,781}
Finance and interest expense	(123,158)	(16,204)	(164,661)	(49,104)
Net loss	$(511,504)	(336,069)	$(1,977,311)	$(803,885)
Loss per share – basic and dilutive	$(0.03)	$(0.05)	$(0.16)	$(0.11)
Weighted average shares outstanding	15,844,685	7,500,000	12,511,337	7,500,000

See notes to condensed financial statements

MASTERBEAT CORPORATION
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

	Common Stock		Additional			Total
	$.0001 Par value		paid-in	Subscriptions	Accumulated	Stockholders'
	Share	Amount	capital	Receivable	Deficit	Equity (Deficiency)
Balance as of December 31, 2009	10,000,000	$1,000	$2,636,342	$75,000	$(2,555,659)	$156,683
Common stock issuances:
Subscription agreement	135,135	14	$74,986	$(75,000)		-
Services	3,038,500	303	857,497			857,800
Notes payable	1,200,000	120	199,880			200,000
Conversion of indebtedness	5,270,180	527	403,586			404,113
Net loss for the period					(1,977,311)	(1,977,311)
Balance as of September 30, 2010	19,643,815	$1,964	$4,172,291	-	$(4,532,970)	(358,715)

See notes to condensed financial statements

MASTERBEAT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(1,977,311)	$(803,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	58,099	61,438
Noncash compensation	857,800	-
Amortization of debt discount	81,288	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	81,524	56,694
Decrease in prepaid expenses	25,000	-
Increase (decrease)in accounts payable and accrued liabilities	245,502	(116,231)
NET CASH USED IN OPERATING ACTIVITIES	(628,098)	(801,984)
INVESTING ACTIVITIES
Acquisition of fixed assets	(10,492)	(16,770)
NET CASH USED IN INVESTING	(10,492)	(16,770)
FINANCING ACTIVITIES
Members' contributions in recapitalization	-	866,617
Proceeds from convertible note payable	280,000	-
Proceeds from private placement of debt and common stock	204,000
Proceeds from issuance of note payable	50,000
Proceeds from related party indebtedness	25,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	559,000	866,617
NET (DECREASE) INCREASE IN CASH DURING PERIOD	(79,590)	47,863
CASH - BEGINNING OF PERIOD	157,906	(13,503)
CASH - END OF PERIOD	$78,316	$34,360

SUPPLEMENTAL DISCLOSURES
Non-cash investing and financing activities
Common stock issued in connection with:
Services	$857,800
Conversion of indebtedness – including accrued interest	404,113

See notes to condensed financial statements

MASTERBEAT CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few operating cycles, nor is there any assurance that such an operating level can ever be achieved. As reflected in the accompanying financial statements, the Company cash flows used in operations was $628,000 and $1.3 million for the nine months ended September 30, 2010 and for the year ended December 31, 2009, respectively.   For the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company incurred net losses of $2.0 million and $1.3 million, respectively. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from related parties and others, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Revenue Recognition:

The Company recognizes revenue based on Account Standards Codification ("ASC") 605 "Revenue Recognition" which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements' and No. 104, ”Revenue  Recognition".  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenues transacted from on-line platforms relating to audio download and poster printing services are recognized at the point of sale.

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

In February 2010, the FASB issue ASU No. 2010-09 to amend ASC 855, Subsequent Events with respect to certain recognition and disclosure requirements.  The amendments in this ASU are effective upon issuance.  The adoption of this ASU effective the current quarter ended September 30, 2010 did not have a material impact on the Company’s financial statements.

NOTE 4 – COMMON STOCK

On March 23, 2010, the Company issued an aggregate of 135,135 shares of common stock for cash totaling $75,000 ($0.555 per share) pursuant to the terms of two Stock Subscription Agreements executed on December 16, 2009.

On March 23, 2010, the Company issued 93,500 shares of common stock in exchange for services valued at $121,550 ($1.30 per share), which was expensed in the quarter ended March 31, 2010.

On March 23, 2010, the Company issued 180,180 shares of common stock to convert $100,000 in principal and accrued interest due under a short-term note payable to a related party.

In May 2010, the Company issued an aggregate of 2,600,000 shares of common stock in exchange for services valued at $650,000, which was expensed in the quarter ended June 30, 2010.

In May and August 2010, the Company borrowed from a lender an aggregate of $54,000 and as additional consideration for one of the loans agreed to issue the lender 25,000 shares of common stock as additional consideration. The notes were recorded net of the value attributed to the consideration and the obligation was recorded as “liability for shares to be issued” in the accompanying condensed balance sheet as of September30, 2010. The discount will be amortized as finance cost over the period the loan is outstanding. The Company has granted the lender a security interest in the Company’s intangibles including its website and related software.

In June 2010, the Company borrowed an aggregate of $100,000 and as additional consideration for the loans agreed to issue the lenders an aggregate of 700,000 shares of common stock.  The notes are repayable in November 2010 with interest at 12 % per annum.  If the Company defaults in these obligations it is required to issue to the lenders shares of the common stock equivalent to 101% of the outstanding equity interests then outstanding.  The notes were recorded net of the value attributed to the consideration.  This discount will be amortized as finance cost over the period the loans are outstanding.  As of November   ,2010 the loans were not repaid in accordance with the terms of the loans.

In August 2010, the Company issued 5,090,000 shares of common stock in connection with the conversion of the convertible debenture (see Note 5 below) including accrued and unpaid interest of $24,113.

In September 2010, the Company borrowed $100,000 and as additional consideration for the loan agreed to issue the lender 500,000 shares of common stock.  The notes are repayable in January 2011 with interest at 18 % per annum.  In addition, the Company must pay the lender a finance charge of $18,000 when the principal is due. The notes were recorded net of the value attributed to the consideration.  This discount will be amortized as finance cost over the period the loans are outstanding.

Amortization of the loan discounts during the three and nine months ended September 30, 2010 amounted to $68,788.

NOTE 5 – CONVERTIBLE DEBENTURE

On January 1, 2010, the Company issued a convertible promissory note in the amount of $280,000 bearing interest at 14% per year.  The principal amount along with any unpaid interest is due on August 1, 2011.  The principal amount of the note is convertible to the Company’s common stock on the basis of one share of such stock for each $0.45 in principal amount.  Interest expense under the note for the nine months ended September 30, 2010 was $24,113. In August 2010, the Company redeemed the debentures and the unpaid interest for 5,090,000 shares of common stock (see Note 4).

NOTE 6 – NOTES PAYABLE – RELATED PARTY

On August4, 2010, the Company renegotiated the then outstanding amount ($100,000) due to a shareholder/Board Member.  In addition, lender loaned the Company an additional $25,000.  The new note matures February 1, 2011 with $1,000 for interest. In the event that the note is not paid in full on or before the maturity date, interest will continue to accrue at the rate of 15% per annum.  Additionally a late charge of 5% of the overdue payment shall be paid. As additional consideration for the new loan and terms the Company will issue 150,000 shares of its common stock. The notes were recorded net of the value attributed to the consideration and the obligation was recorded as “liability for shares to be issued” in the accompanying condensed balance sheet as of September30, 2010. The discount will be amortized as finance cost over the period the loan is outstanding.  Amortization of the loan discount during the three and nine months ended September 30, 2010 amounted to $12,500.

NOTE 7 – PLANNED ACQUISITION

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few operating cycles, nor is there any assurance that such an operating level can ever be achieved. As reflected in the accompanying financial statements, the Company cash flows used in operations was $628,000 and $1.3 million for the nine months ended September 30, 2010 and for the year ended December 31, 2009, respectively.   For the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company incurred net losses of $2.0 million and $1.3 million, respectively. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from related parties and others, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The report of our auditors on our financial statements for the year ended December 31, 2009 includes a reference to going concern risks.  The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

RESULTS OF OPERATION

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009

REVENUES

Our revenues for the three months ended September 30, 2010 and 2009 were as follows:

			2009 to 2010
	2010	2009	% Change
Revenues	$243,397	$195,488	24.53)%

Our revenue is derived primarily from online music download services specializing in "Hip-Hop", dance and electronic music. The Company also hosts parties and events, provides disc jockey services, acts as ticket agent for events hosted by others and operates a website that provides photo enlargement services and the printing of posters, signs and banners. Total revenues increased in comparison to the same period last year principally as a result of a increase in music download services in the 2010 period.

COST OF SALES

Our cost of sales for the three months ended September 30, 2010 and September 30, 2009 were as follows:

			2009 to 2010
	2010	2009	% Change
Cost of Sales	$262,095	$132,713	97.49%

Cost of Sales for the three months ended September 30, 2010 increased 97.49 % compared to September 30, 2009. The increase the cost of sales was primarily due to signing agreements with the major music labels which require minimum revenue guarantees.

GROSS PROFIT

Gross profit is defined as revenues less cost of sales. Cost of sales consists of product costs, cost of commissions and cost of services.

The following table presents net sales, cost of sales and gross profit for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010			2009
		% of			% of	$
	Amount	Net Sales		Amount	Net Sales	Change
Revenues	$243,397	100.0%		$195,488	100.0%	$47,939
Cost of sales	262,095	107.7		132,713	67.9%	129,382
Gross profit	$18,698	(7.7.	) %	$62,775	32.1%	$(81,443)

Operating expenses for the three months ended September 30, 2010 and 2009 were as follows:

	For the Three Months Ended March 31,
	2010		2009
		% of		% of	$
	Amount	Net Sales	Amount	Net Sales	Change
Depreciation and amortization	$19,390	8.0%	$19,741	10.1%	$(351)
General and administrative	350,258	143.9%	362,899	185.7%	(12,641)
Total operating expenses	$369,648	151.9%	$382,640	195.8%	$(12,992)

General and administrative expenses consist primarily of salaries and benefits for our executive and administrative personnel, facilities costs, advertising expense and fees for outside consulting services

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009

REVENUES

Our revenues for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009	2009 to 2010 % Change
Revenues	$648,301	$623,934	3.91%

Our revenue is derived primarily from online music download services specializing in "Hip-Hop", dance and electronic music. The Company also hosts parties and events, provides disc jockey services, acts as ticket agent for events hosted by others and operates a website that provides photo enlargement services and the printing of posters, signs and banners. Total revenue increased in comparison to the same period last year principally as a result of a increase in music download revenues in the 2010 period.

COST OF SALES

Our cost of sales for the nine months ended September 30, 2010 and September 30, 2009 were as follows:

	2010	2009	2009 to 2010 % Change
Cost of Sales	$606,282	$306,672	97.70%

Cost of Sales for the nine months ended September 30, 2010 increased 97.70 % compared to September 30, 2009. The increase the cost of sales was primarily due to signing agreements with the major music labels which require minimum revenue guarantees.

GROSS PROFIT

Gross profit is defined as revenues less cost of sales. Cost of sales consists of product costs, cost of commissions and cost of services.

The following table presents net sales, cost of sales and gross profit for the three months ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
	2010		2009
		% of		% of	$
	Amount	Net Sales	Amount	Net Sales	Change
Net sales	$648,301	100.0%	$623,934	100.0%	$24,367
Cost of sales	606,282	93.52	306,672	49.15%	299,610
Gross profit	$42,019	6.48%	$317,262	50.85%	$(275,243)

Operating expenses for the nine months ended September 30, 2010 and 2009 were as follows:

	For the Nine Months Ended September 30,
	2010		2009
		% of		% of	$
	Amount	Net Sales	Amount	Net Sales	Change
Depreciation and amortization	$58,099	8.96%	$61,438	9.85%	$(3,339)
General and administrative	1,796,570	277.12%	1,010,605	161.97%	785,965
Total operating expenses	$1,854,669	286.08%	$1,072,043	171.82%	$782,626

General and administrative expenses consist primarily of salaries and benefits for our executive and administrative personnel, facilities costs, advertising expense and fees for outside consulting services. In the 2010 period noncash compensation charges for stock issuances for services amounted to $858,000 which was the principal reason for the increase in general and administrative expenses offset by a decrease in expenses related to events as a result of the decrease in this activity.

LIQUIDITY AND CAPITAL RESOURCES

Since Masterbeat's inception the Company has financed operations primarily through the sale of equity and through short term borrowings. During the nine months ended September 30, 2010, the Company raised an aggregate of $559,000 through debt financings which included equity enhancements.

As of September 30, 2010, Masterbeat cash balance of $78,000 versus $158,000 at December 31, 2009.  The Company has a deficiency in working capital and a stockholders’ deficiency of $618,000 and $359,000, respectively, at September 30, 2010.  The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. As reflected in the accompanying financial statements, the Company cash flows used in operations in the amount of $628,000 and $1.3 million for the nine months ended September 30, 2010 and for the year ended December 31, 2009, respectively.  For the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company incurred net losses of $2.0 million and $1.3 million, respectively. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans from related parties and others, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.

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

Revenue Recognition:

The Company recognizes revenue based on Account Standards Codification ("ASC") 605 "Revenue Recognition" which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements' and No. 104, ”Revenue  Recognition".  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenues transacted from on-line platforms relating to audio download and poster printing services are recognized at the point of sale.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer ("Certifying Officer"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Certifying Officer have concluded that, as of the end of such period, September 30, 2010, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our Certifying Officer, to allow timely decisions regarding such disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in Masterbeat Corporations internal controls over financial reporting during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

NOT APPLICABLE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August and September 2010, the Company borrowed $4,000 and $100,000 and as additional consideration for the loans agreed to issue the lenders an aggregate of 504,000 shares of common stock.  In addition, the Company renegotiated amounts due one of its Board members and in  consideration of extension of the due date as well as an increase in the indebtedness by $25,000, the Company agreed to issue 150,000 shares of its common stock to the related party lender.  These transactions were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as open to “accredited investors” as that term is defined in Rule 501 of Regulation D.

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

MASTERBEAT CORPORATION

November 22, 2010	By:	/s/ Brett Henrichsen
Brett Henrichsen
Chief Executive Officer and Chief Financial Officer